Form 10-Q
period 1996-03-31
MGM GRAND HOTEL FINANCE CORP
filed 1996-05-15
CIK 880356

                                UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                        --------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from ______ to ______

         Commission File Number:      1-11124
                                -------------

                         MGM GRAND HOTEL FINANCE CORP.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                      NEVADA                               88-0276650
         -------------------------------          --------------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

            3799 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA  89109
            -------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (702) 891-1111
                                --------------
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act.

                                                       Name of each exchange
          Title of each class                          on which registered
          -------------------                          ----------------------
$220,000,000 11-3/4% First Mortgage Notes due 1999     New York Stock Exchange
$253,000,000 12% First Mortgage Notes due 2002         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at May 14, 1996
      -----------------------------                --------------------------
      Common Stock, $1.00 par value                        100 shares

                         MGM GRAND HOTEL FINANCE CORP.
                                   FORM 10-Q

                                     INDEX

                                                                                 Page No.
                                                                                 --------
Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                 MGM GRAND HOTEL FINANCE CORP. AND
                 MGM GRAND HOTEL, INC. COMBINED:

                 Condensed Combined Statements of Operations
                 for the Three months ended March 31, 1996
                 and March 31, 1995                                                1

                 Condensed Combined Balance Sheets at March 31, 1996
                 and December 31, 1995                                             2

                 Condensed Combined Statements of Cash Flows for
                 the Three months ended March 31, 1996 and March 31, 1995          3

                 Notes to Condensed Combined Financial Statements                  4-8

                 MGM GRAND HOTEL FINANCE CORP.:

                 Condensed Statements of Operations for the Three months
                 ended March 31, 1996 and March 31, 1995                          9

                 Condensed Balance Sheets at March 31, 1996 and
                 December 31, 1995                                                10

                 Condensed Statements of Cash Flows for the Three
                 months ended March 31, 1996 and March 31, 1995                   11

                 Notes to Condensed Financial Statements                          12-13

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    14-15

PART II.  OTHER INFORMATION                                                       16

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                    --------------------------------
                                                    March 31, 1996    March 31, 1995
                                                    --------------    --------------
Revenues:
  Casino..........................................      $122,747         $ 91,326
  Room............................................        43,523           38,918
  Food and beverage...............................        18,867           22,815
  Entertainment, retail and other.................        29,322           22,678
                                                        --------         --------
                                                         214,459          175,737
  Less: promotional allowances....................        13,677           13,776
                                                        --------         --------
                                                         200,782          161,961
                                                        --------         --------
Expenses:
  Casino..........................................        50,549           49,732
  Room............................................        11,447           10,825
  Food and beverage...............................        10,859           14,712
  Entertainment, retail and other.................        22,623           19,009
  Provision for doubtful accounts and discounts...        15,626            8,176
  General and administrative......................        22,944           24,603
  Depreciation and amortization...................        14,188           12,571
                                                        --------         --------
                                                         148,236          139,628
                                                        --------         --------
Operating Income..................................        52,546           22,333
                                                        --------         --------

Other Income (Expense):
  Interest income.................................         1,159              105
  Interest expense, net of amounts capitalized....       (13,978)         (15,329)
  Management fee..................................        (4,253)          (2,640)
  Other, net......................................          (277)             --
                                                        --------         --------
                                                         (17,349)         (17,864)
                                                        --------         --------

Income Before Provision for Income Taxes..........        35,197            4,469
Provision for Income Taxes........................        11,923              894
                                                        --------         --------
     Net Income...................................      $ 23,274         $  3,575
                                                        =========        ========

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                    ASSETS
                                                         March 31,      December 31,
                                                           1996            1995
                                                       ------------    ------------
Current Assets:
   Cash and cash equivalents.......................    $    148,203     $    77,715
   Accounts receivable, net .......................          51,972          77,912
   Prepaid expenses ...............................          15,962          12,455
   Inventories ....................................           9,758           9,879
   Intercompany receivables, net...................           2,999               -
                                                       ------------    ------------
       Total current assets .......................         228,894         177,961
                                                       ------------    ------------
Property And Equipment, net  ......................         869,151         874,731
                                                       ------------    ------------
Other Assets:
   Due from parent ................................           1,509           1,509
   Deposits .......................................          15,349          16,281
   Other assets, net ..............................          50,964          52,580
                                                       ------------     -----------
       Total other assets .........................          67,822          70,370
                                                       ------------     -----------
                                                       $  1,165,867     $ 1,123,062
                                                       ============     ===========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ...............................     $    20,019     $    17,903
   Taxes payable to parent ........................          20,934          13,460
   Intercompany payables, net......................               -           6,583
   Current obligation, capital leases..............           2,669           2,162
   Accrued interest on long term debt..............          23,421           9,368
   Other accrued liabilitites                                75,844          78,520
                                                        -----------      ----------
       Total current liabilities...................         142,887         127,996
                                                        -----------      ----------

Deferred Revenue ..................................           9,783           8,568
Deferred Income Taxes .............................          10,620           6,171
Long Term Obligation Capital Leases ...............           9,388          10,412
Long Term Debt ....................................         473,000         473,000


Commitments and Contingents
Stockholder's Equity:
   MGM Finance Corp. Common Stock, (no par value,                 -               -
    1,000 shares authorized; 100 shares issued)....
   MGM Grand Hotel Common Stock, ($1.00 value,
    1,000 shares authorized; 100 shares issued)....               -               -
   Capital in excess of par value..................         455,246         455,246
   Retained earnings ..............................          64,943          41,669
                                                        -----------      ----------
       Total stockholder's equity .................         520,189         496,915
                                                        -----------      ----------
                                                        $ 1,165,867     $ 1,123,062
                                                        ===========     ===========

The accompanying notes are an integral part of these combined condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                             ------------------------
                                                              March 31,     March 31,
                                                                1996          1995
                                                             ----------    ----------
Cash Flows from Operating Activities:
  Net income ...........................................      $  23,274    $    3,575
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization ......................         14,188        12,571
    Amortization of debt offering costs.................            754           400
    Provision for doubtful accounts and discounts.......         15,626         8,176
    Change in assets and liabilities:
      Accounts receivable...............................         10,313        (3,122)
      Prepaid expenses..................................         (3,506)       (3,280)
      Inventories.......................................             31           545
      Accrued interest payable..........................         14,052        14,052
      Accounts payable, accrued liabilities, and other..           (282)      (23,684)
      Intercompany payable, net.........................         (9,582)         (868)
      Taxes payable to parent...........................          7,474        (3,724)
      Deferred revenue..................................          1,215         1,037
      Deferred income taxes.............................          4,449          (383)
                                                             ----------    ----------
   Net cash from operating activities...................         78,006         5,295
                                                             ----------    ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment...................         (8,029)       (8,977)
  Disposition of property and equipment, net............            277           135
  Deposits and other assets.............................            234       (26,460)
                                                             ----------    ----------
   Net cash from investing activities...................         (7,518)      (35,302)
                                                             ----------    ----------

Cash Flows from Financing Activities:
  Borrowings under bank line of credit..................             -          8,000
  Repayments of bank line of credit ....................             -           (513)
                                                             ----------    ----------
   Net cash from financing activities...................             -          7,487
                                                             ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents....         70,488       (22,520)
Cash and Cash Equivalents at Beginning of Period........         77,715        29,421
                                                             ----------    ----------
Cash and Cash Equivalents at End of Period..............      $ 148,203    $    6,901
                                                             ==========    ==========

The accompanying notes are an integral part of these combined condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


Note 1.      Organization and Basis of Presentation

     MGM Grand Hotel, Inc. ("MGM Grand Hotel") is a Nevada corporation incorporated on December 21, 1989, which owns the MGM Grand Hotel ("MGM Grand Las Vegas"), is a fully integrated Hotel/Casino and Entertainment Complex, situated on approximately 112 acres of land fronting both the Las Vegas Strip and Tropicana Avenue. MGM Grand Hotel is a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), a Delaware corporation.

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand, was incorporated in Nevada on October 4, 1991 with the intention that it function solely as a financing corporation to issue debt securities and to obtain loan commitments from one or more banks and enter into a bank loan in connection therewith. MGM Finance has no other business operations.

     These condensed combined financial statements include the accounts and transactions of the MGM Grand Hotel and subsidiaries and MGM Finance (collectively the "Combined Companies"). All significant intercompany transactions and accounts have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the MGM Grand Hotel Finance Corp. Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of MGM Grand Hotel and MGM Finance, the accompanying condensed combined financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

        NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Note 2.     SIGNIFICANT ACCOUNTING POLICY
            Promotional Allowances

        The estimated retail value of promotional allowances such as accommodations, food, beverage and other services furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances was included in casino expenses as follows (in thousands):

                                                Three Months Ended
                                             -------------------------
                                               March 31,    March 31,
                                                 1996         1995
                                             -----------   -----------
      Rooms.....................             $    2,175    $    2,023
      Food and beverage.........                  5,279         5,806
      Other.....................                    597         1,160
                                             -----------   -----------
                                             $    8,051    $    8,989
                                             ===========   ===========

Note 3.     Statements of Cash Flows

        The following supplemental disclosures are provided for the Condensed Combined Statements of Cash Flows (in thousands):


                                                Three Months Ended
                                             -------------------------
                                              March 31,     March 31,
                                                 1996         1995
                                             -----------   -----------
      Cash Payments For:
       Interest, net of amounts
         capitalized ...................      $      293    $      529
                                             ===========   ===========

                        MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.  LONG TERM DEBT AND NOTE PAYABLE

     Long term debt consisted of the following (in thousands):

                                                        MARCH 31,     DECEMBER 31,
                                                          1996            1995
                                                        ---------     ------------
     11-3/4% First Mortgage Notes due May 1, 1999       $ 220,000        $ 220,000
     12% First Mortgage Notes due May 1, 2002             253,000          253,000
                                                        ---------     ------------
                                                        $ 473,000        $ 473,000
                                                        =========     ============

     Total interest incurred for the first three months of 1996 and 1995 was $15,095,000 and $15,329,000, respectively, of which $1,117,000 was capitalized in the 1996 period, related to the construction project New York-New York. No interest was capitalized in the first three months of 1995.

      The Company has a $60,000,000 revolving credit line with several banks. During the period ended March 31, 1995 the Company borrowed $8,000,000 under the credit line which was repaid during the third quarter of 1995. As of March 31, 1996, no amounts were outstanding under the credit line.


NOTE 5.  INCOME TAXES

     The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. As of March 31, 1996 and December 31, 1995, the Combined Companies determined that $0 and $4,486,000, respectively, of deferred tax assets did not satisfy the recognition criteria set forth in the standard because of the Combined Companies' short operating history. Accordingly, a valuation allowance was recorded to reserve the applicable deferred tax assets.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5.  INCOME TAXES - CONTINUED

     The Combined Companies are included in the consolidated MGM Grand federal income tax return. Federal income taxes are provided and become payable on a separate return basis in accordance with an intercompany tax sharing agreement. Net operating losses are allocated to the Combined Companies in the year the loss is utilized in the MGM Grand consolidated federal return. The Combined Companies' provision does not purport to be a proportionate share of the consolidated tax.

     The provision for income taxes is as follows: (in thousands)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                   1996      1995
                                                 --------   -------
              Current..........................  $  7,474   $ 1,276
              Deferred.........................     4,449      (382)
                                                 --------   -------
              Total............................  $ 11,923   $   894
                                                 ========   =======

     Reconciliation of the federal income tax rate and the effective tax rate is as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                       1996      1995
                                                     --------   -------
              Federal income tax rate..........         35%       35%
              Other............................        1.5%        -
              Net Operating loss - no benefit
               recognized......................          -       (15%)
              Reduction in valuation allowance.       (2.5%)       _
                                                     --------   -------
              Effective tax rate...............         34%       20%
                                                     ========   =======


     As of March 31, 1996 and March 31, 1995, after having given effect to SFAS 109, the major tax effected components of the Combined Companies' net deferred tax liability are as follows: (in thousands)

                                                  March 31,      December 31,
                                                    1996             1995
                                                  ---------      ------------
              Deferred Tax Assets.............    $  56,114         $  58,649
                Less: Valuation allowance.....            -            (4,486)
                                                  ---------      ------------
                  Total deferred tax asset....       56,114            54,163
              Deferred Tax Liabilities........      (66,734)          (60,334)
                                                  ---------      ------------
              Net Deferred Tax Liability......    $ (10,620)        $  (6,171)
                                                  =========      ============


                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

Note 6.       Transactions with MGM Grand and its Subsidiaries

     The Combined Companies participated in several transactions with MGM Grand and its subsidiaries during the periods presented in the accompanying condensed combined financial statements.

     MGM Grand provides MGM Grand Hotel with certain administrative and project management services. Pursuant to the management agreement such services are provided at an annual rate of an amount equal to one percent (1%) of the Combined Companies' gross operating revenues before promotional allowances plus four percent (4%) of its operating income. Management fees for the three month periods ended March 31, 1996 and March 31, 1995 were $4,253,000 and $2,640,000, respectively.

     The capital in excess or par value in the accompanying condensed combined balance sheets represent capital contributions to MGM Grand Hotel for property and equipment purchases, including design, procurement and pre-construction costs, capitalized interest and working capital.

                         MGM GRAND HOTEL FINANCE CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                Three Months Ended
                                         ----------------------------------
                                            March 31,            March 31,
                                              1996                  1995
                                         ------------           -----------
Intercompany interest income ..........     $ 13,685              $ 12,306
Intercompany charge to MGM Grand
 Hotel - capitalized interest and
 facility expenses ....................         (527)                2,146
Interest expense ......................      (13,158)              (14,452)
                                            ---------              --------
 Income before provision for
  income taxes ........................            -                     -
Provision for income taxes ............            -                     -
                                            ---------             ---------
 Net Income ...........................     $      -              $      -
                                            =========             =========

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                           CONDENSED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                    ASSETS

                                                March 31,       December 31,
                                                   1996             1995
                                                ---------       ------------
Current Assets:
  Cash and cash equivalents...................  $      -          $       -
                                                ---------          ---------
    Total current assets......................         -                  -
                                                ---------          ---------
Other Assets:
  Debt offering costs, net....................      8,525              9,274
  Intercompany receivable from MGM Grand
   Hotel - note...............................    394,604            394,604
  Intercompany receivable from MGM Grand
   Hotel - note interest......................     35,858             21,805
  Intercompany receivable from MGM Grand
   Hotel - other..............................     10,107              9,358
  Intercompany receivable from MGM Grand
   Hotel - capitalized interest and
   facility expenses..........................     53,855             53,855
                                                ---------          ---------
    Total other assets........................    502,949            488,896
                                                ---------          ---------
                                                $ 502,949          $ 488,896
                                                =========          =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued interest payable....................  $  23,421          $   9,368
  Note payable................................         -                  -
                                                ---------          ---------
    Total current liabilities.................     23,421              9,368
                                                ---------          ---------
Long Term Debt................................    473,000            473,000
                                                ---------          ---------

Stockholder's Equity:
  Common stock, no par value; 1,000 shares
   authorized; 100 shares issued..............         -                  -
  Capital in excess of par value..............      6,528              6,528
  Retained earnings...........................         -                  -
                                                ---------          ---------
    Total stockholder's equity................      6,528              6,528
                                                ---------          ---------
                                                $ 502,949          $ 488,896
                                                =========          =========

             The accompanying notes are an integral part of these
                        condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                        --------------------
                                                        March 31,   March 31,
                                                          1996        1995
                                                        --------    ---------
Cash Flows from Operating Activities:
 Net income ........................................    $     -      $     -
 Adjustments to reconcile net income to
  net cash from operating activities:
   Amortization of debt offering costs .............        749          400
   Change in assets and liabilities:
    Intercompany receivable -- note interest .......    (14,053)     (12,306)
    Intercompany receivable -- other ...............       (749)      (2,146)
    Accrued interest payable .......................     14,053       14,052
                                                        -------      -------
     Net cash from operating activities ............    $     -      $     -
                                                        =======      =======
Cash Flows from Investing Activities ...............          -            -
Cash Flows from Financing Activities ...............          -            -

Net Increase (Decrease) in Cash and Cash
 Equivalents .......................................          -            -
Cash and Cash Equivalents at Beginning of Period ...          -            -
                                                        -------      -------
Cash and Cash Equivalents at End of Period .........    $     -      $     -
                                                        =======      =======

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), was incorporated in Nevada on October 4, 1991, with the intention that it function solely as a financing corporation to issue debt securities and to obtain loan commitments from one or more banks and enter into a bank loan in connection therewith. The proceeds of financing are loaned to MGM Grand Hotel, Inc. ("MGM Grand Hotel") a wholly-owned subsidiary of MGM Grand, pursuant to a disbursement agreement. MGM Grand Hotel (MGM Grand Las Vegas) is a fully integrated hotel/casino and entertainment complex on approximately 112 acres of prime real estate (owned by MGM Grand Hotel) in Las Vegas, Nevada. MGM Finance has no other business operations.All significant intercompany transactions and accounts have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the MGM Grand Hotel Finance Corp. Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of MGM Finance, the accompanying condensed financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 the results of operations for the three months ended March 31, 1996 and March 31, 1995 and cash flows for the three month periods ended March 31, 1996 and March 31, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

NOTE 2.  STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided for the Condensed Statements of Cash Flows (in thousands):

                                       Three Months Ended
                                    -------------------------
                                    March 31,       March 31,
                                      1996            1995
                                    --------        --------
Cash Payments for:
     Interest ..................... $     -         $     -
                                    ========        ========

                         MGM GRAND HOTEL FINANCE CORP.

NOTE 3.  LONG TERM DEBT AND NOTE PAYABLE

     Long term debt consisted of the following (in thousands):

                                                March 31,    December 31,
                                                  1996           1995
                                                --------     -----------
11-3/4% First Mortgage Notes due May 1, 1999    $220,000       $220,000
12% First Mortgage Notes due May 1, 2002         253,000        253,000
                                                --------       --------
                                                $473,000       $473,000
                                                ========       ========

     The Company has a $60,000,000 revolving credit line with several banks. During the quarter ended March 31, 1995 the Company borrowed $8,000,000 under the credit line which was repaid in the third quarter. As of March 31, 1996, no amounts are outstanding under the credit line.

     The receivable from MGM Grand Hotel - capitalized interest, represents intercompany charges by MGM Finance to MGM Grand Hotel equivalent to interest costs capitalized with respect to development and construction costs of MGM Grand Hotel.

     The receivable from MGM Grand Hotel - facility expenses, represents intercompany charges by MGM Finance to MGM Grand Hotel equivalent to the excess of both interest expense (net of amounts capitalized), and general and administrative expense over interest income.

NOTE 4.  INCOME TAXES

     MGM Finance is included in the consolidated MGM Grand federal income tax return. Federal income taxes are provided and become payable on a separate return basis in accordance with an intercompany tax sharing agreement. Net operating losses are allocated to MGM Finance in the year the loss is utilized in the MGM Grand consolidated federal return. The MGM Finance provision does not purport to be a proportionate share of the consolidated tax.

     There was no provision for income taxes for the three month periods ended March 31, 1996 and 1995.

     As of March 31, 1996, after having given effect to SFAS 109, there were no net deferred tax assets or liabilities.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis pertains to the condensed combined financial statements of MGM Grand Hotel and MGM Finance.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of Securities Act of 1933, as amended. Actual results could differ materially from those projected in the forward-looking statements.

QUARTER VERSUS QUARTER

     MGM Grand Las Vegas ("the Company") net revenues for the three months ended March 31, 1996 were $200,782,000, an increase of $38,821,000 (24%), compared with $161,961,000 for the same period in 1995. The overall improvement in the revenues for the current year's period over the prior year reflects the Company's emphasis on developing a stronger national customer base, and augmenting customer mix while reducing revenue volatility.

     Casino revenues for the period was $122,747,000, compared with $91,326,000 for the same period in 1995. The increase of $31,421,000 (34.4%), in Casino revenues was principally due to improved volume and hold in table games (excluding baccarat) and slots in the current period when compared with the prior year. Baccarat revenue decreased for the 1996 period due to a reduction in volume, partially offset by a stronger hold, when compared with 1995.

     Room revenue for the period was $43,523,000, an increase of $4,605,000 (11.8%), on an occupancy rate of 93.3% versus $38,918,000 on an occupancy rate of 87.5% for the first quarter of 1995. Additionally, the average room rate increased $4 to $103 in 1996 from $99 in 1995. The improved occupancy and higher average room rate both contributed to the increased revenues for the 1996 period over the prior year.

     Food and beverage revenues of $18,867,000, decreased $3,948,000 (17.3%) from $22,815,000 in the 1995 period. The decrease in the current year is due to the conversion of three previously owned restaurants to tenancies as a result of the Company restructuring plan which was effective August 1995.

     Entertainment, retail and other revenues of $29,322,000, increased $6,644,000 (29.3%) from $22,678,000 in the prior year. The increase was primarily attributable to EFX which was operational for an abbreviated period in 1995 (116 shows in 1996 versus 11 shows in 1995), and the Star Lane Shops Mall which was not operational in the 1995 period, partially offset by the reduction of the Grand Garden events which included three events in the current period, compared with eight in the prior year's period. Additionally, lease income increased in the current period as a result of the outsourcing of three restaurants in the third and fourth quarters of 1995.

     Operating expenses of $148,236,000 represented an increase in the current period of $8,607,000 (6.2%), over the prior year of $139,628,000. The overall increase was primarily attributable to higher costs related to improved revenues, and a significant increase in the provision for doubtful accounts and discounts of $7,450,000. Additionally, depreciation and amortization increased in the current quarter due to EFX equipment, and the Star Lane Shops Mall, as well as other asset additions fully depreciated in the current quarter's period, which were not in service in the 1995 period. Such increases were partially offset by the effects of the restructuring plan, coupled with the benefits of the continuing cost containment efforts. In addition, general and administrative costs decreased largely as a result of reduced advertising costs for EFX in the 1996 period when compared with 1995.

     Operating income for the three months ended March 31, 1996 was $52,546,000, an increase of $30,213,000 (135%), compared with $22,333,000 for the same period in 1995.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest income of $1,159,000 for the period ended March 31, 1996, increased by $1,054,000 from $105,000 in the first quarter of 1995. The increase was primarily attributable to higher invested cash balances during the current year's quarter reflecting strong operating activity, and increased collections on casino receivables when compared with lower cash balances in the prior year's period.

     Interest expense in the first quarter of 1996 of $13,978,000 (net capitalized interest) decreased by $1,351,000 (8.5%) when compared with $15,329,000 in the prior year's period. The decrease in the current year included capitalized interest of $1,117,000 related to the New York-New York construction project. Additional interest expense was incurred in the first quarter of 1995 as a result of $8,000,000 outstanding on the bank line of credit which had been repaid by the third quarter of 1995.

     Management fee and other of $4,530,000 for the period ended March 31, 1996, increased by $1,890,000 from $2,640,000 in the first quarter of 1995. The increase in management fees is due to significant improvements in operating revenues.

     The income tax provision of $11,923,000 for the quarter ended March 31, 1996, increased $11,029,000 over the prior period of $894,000. The income tax provision for the current period was higher due to the significant improvements in operating income and a higher effective tax rate due to extinguishment of the NOL carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996 and December 31, 1995, the Combined Companies held cash and cash equivalents of $148,202,000 and $77,715,000, respectively. Cash provided by operating activities was $78,006,000 and $5,295,000 in the first quarter of 1996 and 1995, respectively. The Combined Companies expect to finance operations and capital expenditures through cash on hand, cash flows from operations, and the bank line of credit.

     Capital expenditures during the first three months of 1996 were $8,029,000 primarily for general property improvements.

     On May 6, 1996, MGM Grand Las Vegas announced details of a 30 month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment",thus creating additional exciting food, beverage, entertainment and retail venues. The plan features a series of substantive improvements and additions throughout its 112-acre destination resort property. The Master Plan will unfold in four phases, and is scheduled to begin in June 1996. Details of the extensive renovation include refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the theme park. In addition, new facilities include a convention center, entertainment/retail complex, and a second porte cochere entrance. The Company is evaluating the alternative use and/or disposition of certain existing assets which could be affected by the implementation of the Master Plan. Although the specific assets to be redeployed, or disposed of, in connection with the Master Plan has not yet been determined, the write-down of the carrying value of such assets is not currently expected to exceed $20,000,000.


     In order to significantly lower MGM Grand's cost of capital, enhance financial flexibility and position MGM Grand to finance its anticipated future growth, MGM Grand has arranged for a new $500 million bank credit facility to replace MGM Finance's existing high cost public debt. In May 1996, MGM Grand received a commitment from BA Securities, Inc., an affiliate of Bank of America N.T. & S.A. ("B of A"), to arrange for a new $500 million senior reducing revolving credit facility as well as a commitment from B of A for a $125 million interim facility. MGM Grand plans to sell approximately 7,500,000 shares of Common Stock (excluding Underwriter's option to purchase 1,125,000 shares of common stock) in an underwritten public offering (the "Offering"). Based upon the closing price ($41.00) of the common stock, as reported by the New York Stock Exchange on May 13, 1996 it is anticipated that the net proceeds of the Offering will be approximately $295.0 million ($339.4 million if the Underwriters' over-allotment option is exercised in full). The bank facilities will be used, together with cash on hand, and proceeds from the Offering, to defease the outstanding secured debt obligations of MGM Finance. It is anticipated that the defeasance will result in an extraordinary charge of approximately $37 million.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.


PART II.     OTHER INFORMATION


           None of the items 1 through 6 of Part II are applicable.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MGM GRAND HOTEL FINANCE CORP.
                                    --------------------------------------------
                                                    (Registrant)


Date: May 14, 1996                  /s/ DANIEL H. SCOTT
                                    --------------------------------------------
                                                    Daniel H. Scott
                                               Chief Financial Officer
                                                    and Treasurer
                                    (Principal Financial and Accounting Officer)




Date: May 14, 1996                  /s/ SCOTT LANGSNER
                                    -------------------------------------------
                                                     Scott Langsner
                                                       Secretary