Form 10-Q
period 1996-06-30
MGM GRAND HOTEL FINANCE CORP
filed 1996-08-14
CIK 880356

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996
                                     -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from            to
                                     -----------  ----------

      Commission File Number:      1-11124
                              ----------------


                         MGM GRAND HOTEL FINANCE CORP.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


          NEVADA                                        88-0276650
      ---------------                                 --------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

          Securities registered pursuant to Section 12(b) of the Act.

                                                       Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
$220,000,000 11-3/4% First Mortgage                    New York Stock Exchange
 Notes due 1999
$253,000,000 12% First Mortgage Notes due 2002         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [No]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at August 12, 1996
        --------------------                    ------------------------------
     Common Stock, $1.00 par value                         100 shares

                         MGM GRAND HOTEL FINANCE CORP.
                                   FORM 10-Q

                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
Part I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                MGM GRAND HOTEL FINANCE CORP. AND
                MGM GRAND HOTEL, INC. COMBINED:

                Condensed Combined Statements of Operations for the Three
                months and the Six months ended June 30, 1996 and June 30, 1995                             1

                Condensed Combined Balance Sheets at June 30, 1996
                and December 31, 1995                                                                       2

                Condensed Combined Statements of Cash Flows for
                the Six months ended June 30, 1996 and June 30, 1995                                        3

                Notes to Condensed Combined Financial Statements                                            4-8

                MGM GRAND HOTEL FINANCE CORP.:

                Condensed Statements of Operations for the Three months and
                the Six months ended June 30, 1996 and June 30, 1995                                        9

                Condensed Balance Sheets at June 30, 1996 and
                December 31, 1995                                                                           10

                Condensed Statements of Cash Flows for the Six
                months ended June 30, 1996 and June 30, 1995                                                11

                Notes to Condensed Financial Statements                                                     12-13

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               14-17

Part II. OTHER INFORMATION                                                                                  18


PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

                                    MGM GRAND HOTEL FINANCE CORP.
                                        MGM GRAND HOTEL, INC.
                           CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                          (In thousands)
                                            (Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                   ---------------------------         ----------------------------
                                                    June 30,         June 30,           June 30,          June 30,
                                                      1996             1995               1996              1995
                                                   ----------       ----------         ----------         ---------
Revenues:
   Casino.........................................   $100,070        $ 85,879           $222,817           $177,205
   Room...........................................     43,070          40,589             86,593             79,507
   Food and beverage..............................     17,828          24,122             36,695             46,938
   Entertainment, retail and other................     32,967          32,383             62,286             55,060
                                                     --------        --------           --------           --------
                                                      193,935         182,973            408,391            358,710
   Less: promotional allowances...................     12,025          14,415             25,702             28,191
                                                     --------        --------           --------           --------
                                                      181,910         168,558            382,689            330,519
                                                     --------        --------           --------           --------

Expenses:
   Casino.........................................     44,277          47,296             94,821             97,028
   Room...........................................     12,587          11,658             24,034             22,482
   Food and beverage..............................     10,930          15,386             21,789             30,098
   Entertainment, retail and other................     20,698          25,183             43,322             44,192
   Provision for doubtful accounts and discounts..      4,541          19,070             20,167             27,245
   General and administrative.....................     22,987          24,608             45,932             49,212
   Depreciation and amortization..................     14,280          13,939             28,468             26,510
                                                     --------        --------           --------           --------
                                                      130,300         157,140            278,533            296,767
                                                     --------        --------           --------           --------

Operating Income..................................     51,610          11,418            104,156             33,752
                                                     --------        --------           --------           --------

Other Income (Expense):
   Interest income................................      1,389              12              2,548                116
   Interest expense, net of amounts capitalized...    (13,937)        (15,784)           (27,915)           (31,114)
   Management fee.................................     (4,035)         (2,317)            (8,289)            (4,957)
   Other, net.....................................         19              -                (258)                -
                                                     --------        --------           --------           --------
                                                      (16,564)        (18,089)           (33,914)           (35,955)
                                                     --------        --------           --------           --------

Income (Loss) Before Provision for Income Taxes...     35,046          (6,671)            70,242             (2,203)
Provision (Benefit) for Income Taxes..............     12,366            (893)            24,289                 -
                                                     --------        --------           --------           --------
      Net Income (Loss)...........................   $ 22,680        $ (5,778)          $ 45,953           $ (2,203)
                                                     ========        ========           ========           ========


The accompanying notes are an integral part of these combined condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                    (In thousands, except per share data)
                                  (Unaudited)

                                     ASSETS

                                                     June 30,       December 31,
                                                       1996            1995
                                                   ------------     ------------

Current Assets:
  Cash and cash equivalents....................... $    172,230     $     77,715
  Accounts receivable, net........................       44,798           77,912
  Intercompany receivables, net...................        3,862                -
  Prepaid expenses................................       14,169           12,455
  Inventories.....................................        9,153            9,879
                                                   ------------     ------------
      Total current assets........................      244,212          177,961
                                                   ------------     ------------
Property And Equipment, net.......................      861,910          874,731
                                                   ------------     ------------
Other Assets:
   Due from parent................................        1,509            1,509
   Deposits.......................................       15,249           16,281
   Other assets, net..............................       48,424           52,580
                                                   ------------     ------------
       Total other assets.........................       65,182           70,370
                                                   ------------     ------------
                                                   $  1,171,304     $  1,123,062
                                                   ============     ============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable............................... $      7,538     $     17,903
   Taxes payable to parent........................       25,923           13,460
   Intercompany payables, net.....................            -            6,583
   Current obligation, capital leases.............        2,666            2,162
   Accrued interest on long term debt.............        9,368            9,368
   Other accrued liabilities......................       75,869           78,520
                                                   ------------     ------------
        Total current liabilities.................      121,364          127,996
                                                   ------------     ------------
Deferred Revenues.................................        8,800            8,568
Deferred Income Taxes.............................       16,437            6,171
Long Term Obligation, Capital Leases..............        8,835           10,412
Long Term Debt....................................      473,000          473,000
Commitments And Contingencies

Stockholder's Equity:
   MGM Finance Corp. Common Stock, (no par value,
    1,000 shares authorized; 100 shares issued)...            -                -
   MGM Grand Hotel Common Stock, ($1.00 value,
    1,000 shares authorized; 100 shares issued)...            -                -
   Capital in excess of par value.................      455,246          455,246
   Retained earnings..............................       87,622           41,669
                                                   ------------     ------------
    Total stockholder's equity....................      542,868          496,915
                                                   ------------     ------------
                                                   $  1,171,304     $  1,123,062
                                                   ============     ============


         The accompanying notes are an integral part of these combined condensed financial statements.


                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                            -------------------
                                                            June 30,   June 30,
                                                              1996       1995
                                                            --------   --------
Cash Flows from Operating Activities:
  Net income..............................................  $ 45,953   $ (2,203)
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization.......................    28,468     26,509
      Amortization of debt offering costs.................     1,292      1,660
      Provision for doubtful accounts and discounts.......    20,167     27,245
      Change in assets and liabilities:
        Accounts receivable...............................    12,947     (2,625)
        Prepaid expenses..................................    (1,714)      (170)
        Inventories.......................................       490        580
        Accrued interest payable..........................         -          -
        Accounts payable, accrued liabilities, and other..   (13,060)   (26,013)
        Intercompany payable, net.........................   (10,445)     1,490
        Taxes payable to parent...........................    12,463     (5,000)
        Deferred income taxes.............................    10,266          -
                                                            --------   --------
      Net cash from operating activities..................   106,827     21,473
                                                            --------   --------

Cash Flows from Investing Activities:
  Purchases of property and equipment.....................   (13,365)   (14,903)
  Disposition of property and equipment, net..............       277        135
  Deposits and other assets...............................       776    (27,263)
                                                            --------   --------
      Net cash from investing activities..................   (12,312)   (42,031)
                                                            --------   --------

Cash Flows From Financing Activities:
  Borrowings under bank line of credit....................         -     15,000
  Repayments of bank line of credit.......................         -          -
                                                            --------   --------
      Net cash from financing activities..................         -     15,000
                                                            --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents......    94,515     (5,558)
Cash and Cash Equivalents at Beginning of Period..........    77,715     29,421
                                                            --------   --------
Cash and Cash Equivalents at End of Period................  $172,230   $ 23,863
                                                            ========   ========

         The accompanying notes are an integral part of these combined condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1.   Organization and Basis of Presentation


       MGM Grand Hotel, Inc. ("MGM Grand Hotel") is a Nevada corporation incorporated on December 21, 1989, which owns the MGM Grand Hotel (MGM Grand Las Vegas), a fully integrated hotel/casino and entertainment complex, situated on approximately 112 acres of land fronting both the Las Vegas Strip and Tropicana Avenue. MGM Grand Hotel is a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), a Delaware corporation.

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

     In the opinion of MGM Grand Hotel and MGM Finance, the accompanying unaudited condensed combined financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three month and the six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for such period are not necessarily indicative of the results to be expected for a full year.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Note 2.  SIGNIFICANT ACCOUNTING POLICY
         Promotional Allowances

     The estimated retail value of promotional allowances such as accommodations, food, beverage and other services furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances was included in casino expenses as follows (in thousands):


                           Three Months Ended       Six Months Ended
                           -------------------   ---------------------
                           June 30,   June 30,   June 30,     June 30,
                             1996       1995        1996        1995
                           --------   --------   --------     --------
     Rooms...............   $1,864     $2,089     $ 4,039     $ 4,113
     Food and beverage...    4,722      6,109      10,001      11,915
     Other...............      596      1,135       1,194       2,294
                            ------     ------     -------     -------
                            $7,182     $9,333     $15,234     $18,322
                            ======     ======     =======     =======

Note 3.  Statements of Cash Flows

     The following supplemental disclosures are provided for the Condensed Combined Statements of Cash Flows (in thousands):

                                                   Six Months Ended
                                                 --------------------
                                                 June 30,    June 30,
                                                   1996        1995
                                                 --------    --------
     Cash Payments for:
       Interest, net of amounts capitalized...   $28,806     $29,464
                                                 =======     =======

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

        NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

Note 4.  Long Term Debt and Note Payable

     Long term debt consisted of the following (in thousands):


                                                   June 30,    December 31,
                                                     1996          1995
                                                   --------    ------------
   11-3/4% First Mortgage Notes due May 1, 1999    $220,000      $220,000
   12% First Mortgage Notes due May 1, 2002         253,000       253,000
                                                   --------      --------
                                                   $473,000      $473,000
                                                   ========      ========

     Total interest incurred for the first six months of 1996 and 1995 was $30,148,000 and $31,114,000, respectively, of which $2,233,000 was capitalized in the 1996 period, related to the construction project New York-New York. No interest was capitalized in the first six months of 1995.

     The Company has a $60,000,000 revolving credit line with several banks. No amounts were outstanding under the line of credit as of June 30, 1996, and $15,000,000 was outstanding as of June 30, 1995.


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

     The provision for income taxes is as follows (in thousands):

                        Three Months Ended     Six Months Ended
                             June 30,               June 30,
                        ------------------     -----------------
                          1996       1995        1996      1995
                        -------    -------     -------   -------
     Current.........   $ 4,989    $(1,276)    $12,463   $     -
     Deferred........     7,377        383      11,826         -
                        -------    -------     -------   -------
     Total...........   $12,366    $  (893)    $24,289   $     -
                        =======    =======     =======   =======

     The reconciliation of the federal income tax rate and the Company's effective tax rate is as follows:

                                   Three Months Ended       Six Months Ended
                                  --------------------     -------------------
                                  June 30,    June 30,     June 30,   June 30,
                                    1996        1995         1996       1995
                                  --------    --------     --------   --------
     Federal income tax rate...       35%     (35.0)%          35 %      35 %
     Other.....................      1.5%         -           1.5 %       -
     Net Operating loss - no
       benefit recognized......        -         15 %           -       (35)%
     Reduction in valuation
       allowance...............        -          -          (2.0)%       -
                                    ----      -----          ----       ---
     Effective tax rate........     36.5%     (20.0)%        34.5 %       -
                                    ====      =====          ====       ===

     As of June 30, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax effected components of the Combined Companies' net deferred tax liability are as follows (in thousands):

                                       June 30,     December 31,
                                         1996           1995
                                       --------     ------------
     Deferred Tax Assets...........    $ 53,004       $ 58,649
       Less: Valuation allowance...           -         (4,486)
                                       --------       --------
         Net deferred tax asset....      53,004         54,163
     Deferred Tax Liabilities......     (69,441)       (60,334)
                                       --------       --------
     Net Deferred Tax Liability....    $(16,437)      $ (6,171)
                                       ========       ========

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

     MGM Grand provides MGM Grand Hotel with certain administrative and project management services. Pursuant to the management agreement such services are provided at an annual rate of an amount equal to one percent (1%) of the Combined Companies' gross operating revenues before promotional allowances plus four percent (4%) of its operating income. Management fees for the three and six month periods ended June 30, 1996 were $4,035,000 and $8,289,000, respectively, compared with the three and six month periods ended June 30, 1995, which were $2,317,000 and $4,957,000 respectively.

     The capital in excess of par value in the accompanying condensed combined balance sheets represent capital contributions to MGM Grand Hotel for property and equipment purchases, including design, procurement and pre-construction costs, capitalized interest and working capital.

                         MGM GRAND HOTEL FINANCE CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)


                                                           Three Months Ended                      Six Months Ended
                                                      ---------------------------             --------------------------
                                                        June 30,         June 30,              June 30,         June 30,
                                                          1996             1995                  1996             1995
                                                      ----------        ---------             ---------        ---------
Intercompany interest income.......................   $  13,679         $  15,762             $  27,364        $  30,318
Intercompany charge to MGM Grand Hotel-
 capitalized interest and facility expenses........        (733)               -                 (1,260)              -
Interest expense...................................     (12,946)          (15,762)              (26,104)         (30,318)
                                                      ---------         ---------             ---------        ---------
 Income before provision for
  income taxes.....................................          -                 -                     -                -
Provision for income taxes.........................          -                 -                     -                -
                                                      ---------         ---------             ---------        ---------
Net Income.........................................   $      -          $      -              $      -         $      -
                                                      =========         =========             =========        =========


                  The accompanying notes are an integral part
                   of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                            CONDENSED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                    ASSETS




                                                             June 30,               December 31,
                                                               1996                     1995
                                                           -------------           ---------------


Current Assets:
  Cash and cash equivalents............................    $           -           $             -
                                                           -------------           ---------------
    Total current assets...............................                -                         -
                                                           -------------           ---------------
Other Assets:
  Debt offering costs, net.............................            7,993                     9,274
  Intercompany receivable from MGM Grand
   Hotel - note........................................          394,604                   394,604
  Intercompany receivable from MGM Grand
   Hotel - note interest...............................           21,805                    21,805
  Intercompany receivable from MGM Grand
   Hotel - other.......................................           10,639                     9,358
  Intercompany receivable from MGM Grand
   Hotel - capitalized interest and
   facility expenses...................................           53,855                    53,855
                                                           -------------           ---------------
      Total other assets...............................          488,896                   488,896
                                                           -------------           ---------------
                                                           $     488,896           $       488,896
                                                           =============           ===============
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accrued interest payable.............................    $       9,368           $         9,368
  Note payable.........................................                -                         -
                                                           -------------          ---------------
      Total current liabilities..........................          9,368                     9,368
                                                           -------------           ---------------
Long Term Debt.........................................          473,000                   473,000
                                                           -------------           ---------------
Stockholder's Equity:
  Common stock, no par value: 1,000
   shares authorized; 100 shares, issued...............                -                         -
  Capital in excess of par value.......................            6,528                     6,528
  Retained earnings....................................                -                         -
                                                           -------------           ---------------
      Total stockholder's equity......................             6,528                     6,528
                                                           -------------           ---------------
                                                           $     488,896           $       488,896
                                                           =============           ===============

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                 Six Months Ended
                                                             ------------------------
                                                              June 30,      June 30,
                                                                1996          1995
                                                             ----------    ----------
Cash Flows from Operating Activities:
  Net income.......................................          $        -    $        -
  Adjustments to reconcile net income to
   net cash from operating activities:
    Amortization of debt offering costs...........                1,281         1,296
    Change in assets and liabilities:
      Intercompany receivable - note interest.....              (28,105)      (28,105)
      Intercompany receivable - other.............               (1,281)       (1,296)
      Accrued interest payable....................               28,105        28,105
                                                             ----------    ----------
        Net cash from operating activities........           $        -    $        -
                                                             ==========    ==========

Cash Flows from Investing Activities...............                   -             -
Cash Flows from Financing Activities:
  Borrowings under bank line of credit.............                            15,000
  Intercompany loan................................                           (15,000)
                                                             ----------    ----------
    Net cash from financing activities.............                   -             -

Net Increase (Decrease) in Cash and Cash
 Equivalents.......................................                   -             -
Cash and Cash Equivalents at Beginning of
 Period............................................                   -             -
                                                             ----------    ----------
Cash and Cash Equivalents at End of Period.........          $        -    $        -
                                                             ==========    ==========

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Organization

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), was incorporated in Nevada on October 4, 1991, with the intention that it function solely as a financing corporation to issue debt securities and to obtain loan commitments from one or more banks and enter into a bank loan in connection therewith. The proceeds of financing are loaned to MGM Grand Hotel, Inc. ("MGM Grand Hotel") a wholly-owned subsidiary of MGM Grand, pursuant to a disbursement agreement. MGM Grand Hotel (MGM Grand Las Vegas) is a fully integrated hotel/casino and entertainment complex on approximately 112 acres of prime real estate (owned by MGM Grand Hotel) in Las Vegas, Nevada. MGM Finance has no other business operations.

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

     In the opinion of MGM Finance, the accompanying condensed financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996, and June 30, 1995 and cash flows for the six month periods ended June 30, 1996 and June 30, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Note 2.  Statements of Cash Flows

     The following supplemental disclosures are provided for the Condensed Statements of Cash Flows (in thousands):

                                     Six Months Ended
                                   --------------------
                                   June 30,    June 30,
                                     1996        1995
                                   --------    --------
          Cash Payments for:

           Interest.............   $ 28,105    $ 28,105
                                   --------    --------

                         MGM GRAND HOTEL FINANCE CORP.

Note 3.  Long Term Debt and Note Payable

     Long term debt consisted of the following (in thousands):

                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
11-3/4% First Mortgage Notes due May 1, 1999    $    220,000    $    220,000
12% First Mortgage Notes due May 1, 2002             253,000         253,000
                                                ------------    ------------
                                                $    473,000    $    473,000
                                                ============    ============

     The Company has a $60,000,000 revolving credit line with several banks. No amounts were outstanding under the line as of June 30, 1996, and $15,000,000 was outstanding as of June 30, 1995.

     During the quarter ended June 30, 1995 MGM Finance had loaned to MGM Grand Hotel $409,604,000 pursuant to the MGM Grand Hotel loan agreement. The loaned funds were used by MGM Grand Hotel for the construction and for working capital.

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

     There was no provision for income taxes for the three month and six month periods ended June 30, 1996 and 1995.

     As of June 30, 1996, after having given effect to SFAS 109, there were no net deferred tax assets or liabilities.

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

Quarter versus Quarter

MGM Grand Las Vegas ("the Company") reported net revenues for the three months ended June 30, 1996 of $181,910,000, an increase of $13,352,000 (7.9%), compared with $168,558,000 for the same period in 1995. The overall improvement in the revenues for the current year's period over the prior year reflects the Company's stronger casino revenue and higher average daily room rates and occupancy resulting from the focus on building a higher quality customer mix while continuing to reduce revenue volatility.

Casino revenues for the second quarter of 1996 were $100,070,000, an increase of $14,191,000 (16.5%), compared with $85,879,000 for the same period in 1995. The increase was primarily fueled by better hold percentages during the 1996 period.

Room revenues for the second quarter of 1996 were $43,070,000, an increase of $2,481,000 (6.1%), when compared with $40,589,000 in the same period of the prior year. The increase was driven by improved occupancy rate of 99.5% and average room rate of $97 in the second quarter of 1996, compared with 97.6% and $92, respectively, in the same period of the prior year.

Food and beverage revenues were $17,828,000 in the second quarter of 1996, representing a decrease of $6,294,000 (26.1%), compared with $24,122,000 in the same quarter of the prior year. The decrease was due to the outsourcing of three restaurants to independent operators during the third and fourth quarters of 1995.

Entertainment, retail and other venues were $32,967,000 for the second quarter of 1996, representing an increase of $584,000 (1.8%), when compared with $32,383,000 for the same period of the prior year. The increases in revenues were attributable to increased rental income as a result of the addition of leased food and beverage outlets and the Star Lane Shops mall which opened during the third and fourth quarters of 1995, coupled with increased revenues from EFX, when compared to the prior year period. These revenue increases were offset by reductions in Theme Park revenues, resulting from lower attendance, and lower revenue in the MGM Grand Garden Arena where fewer events were held during the 1996 period when compared with 1995.

Operating expenses were $130,300,000 in the second quarter of 1996, representing a decrease of $26,840,000 (17.1%) when compared with $157,140,000 in the prior year period. The overall improvement in expenses was attributable to operating efficiencies, lower food and beverage expenses due to the conversion of certain restaurants to tenancies, and lower MGM Grand Garden Arena expenses which reflect fewer entertainment events held. Additionally, the provision for doubtful accounts and discounts was significantly reduced, reflecting the adequacy of the balance in the reserves, as well as the receipt of payments on fully reserved casino receivables.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating income was $51,610,000 for the quarter ended June 30, 1996 an increase of $40,192,000 (352.0%) when compared with $11,418,000 for the same period in 1995.

Interest income of $1,389,000 for the quarter ended June 30, 1996, increased $1,377,000 from $12,000 in the second quarter of 1995. The increase was attributable to higher invested cash balances during the second quarter of 1996, reflecting the strong operating activity and increased collections on casino receivables, when compared with the lower cash balances in the prior year.

Interest expense for the second quarter of 1996 was $13,937,000 (net of capitalized interest) which decreased when compared with $15,784,000 in the second quarter of 1995. The decrease is a result of the capitalized interest for the second quarter of 1996 in the amount of $1,117,000 compared with no capitalized interest in the prior year period. Also, the 1995 second quarter contained additional interest expense as a result of the $15,000,000 outstanding balance on the bank line of credit.

Management fee and other expenses of $4,016,000 for the quarter ended June 30, 1996, increased $1,699,000 from $2,317,000 for the same period in 1995. The increase in management fees is due to significant improvements in operating revenues.

Income tax provision of $12,366,000 for the quarter ended June 30, 1996, increased $13,259,000 over the prior year benefit of $893,000. The income tax provision for the 1996 period was higher due to the significant improvements in operating activity and a higher effective tax rate, as compared with the prior year period benefit due to the net operating loss carryforward.

Six Months versus Six Months

Net revenues for the six months ended June 30, 1996 were $382,689,000, an increase of $52,170,000 (15.8%), compared with $330,519,000 for the same period in 1995. The overall improvement in the revenues for the current year's period over the prior year reflects the Company's stronger casino revenue and higher hotel occupancy and average daily room rates resulting from the focus on building a higher quality customer mix while continuing to reduce revenue volatility.

Casino revenues for the period were $222,817,000, an increase of $45,612,000 (25.7%), compared with $177,205,000 for the same period in 1995. The increase in casino revenues was attributable to the improved win in both table games and slots over the prior year period.

Room revenues for the period were $86,593,000, an increase of $7,086,000 (8.9%), when compared with $79,507,000 in the same period of the prior year. The increase was driven by improved occupancy rate of 96.4% and average room rate of $99 in the 1996 period, compared with 92.5% and $95, respectively, in the same period of the prior year.

Food and beverage revenues were $36,695,000 for the 1996 period, representing a decrease of $10,243,000 (21.8%), compared with $46,938,000 in the same period of the prior year. The decrease was due to the outsourcing of three restaurants to independent operators during the third and fourth quarters of 1995.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Entertainment, retail and other revenues were $62,286,000 for the 1996 period, representing an increase of $7,226,000 (13.1%), when compared with $55,060,000 for the same period of the prior year. The increases in revenues were attributable to increased rental income as a result of the addition of leased food and beverage outlets and the Star Lane Shops mall which opened during the third and fourth quarters of 1995, coupled with increased revenues from EFX, when compared to the prior year period. These revenue increases were offset by reductions in Theme Park revenues, resulting from lower attendance, and lower revenues in the MGM Grand Garden Arena fewer events were held during the 1996 period when compared with the 1995 period.

Operating expenses were $278,533,000 in the 1996 period, representing a decrease of $18,234,000 (6.1%) when compared with $296,767,000 in the prior year period. The component reductions were attributable to operating efficiencies for casino expenses, where complimentary costs declined due to reduced volume in baccarat, food, and beverage expenses due to the conversion of certain restaurants to tenancies, and lower general and administrative expenses due to reduced advertising costs. Additionally, the provision for doubtful accounts and discounts was significantly reduced, reflecting the adequacy of the balance in the reserves, as well as the receipt of payments on fully reserved casino receivables. Such decreases were partially offset by increased room expenses, reflecting higher occupancy, entertainment, retail and other expenses due to the Star Lane Shops mall which commenced operations during the third quarter of the prior period, and depreciation and amortization for property and equipment placed in service during the third and fourth quarters of 1995.

Operating income was $104,156,000 for the period ended June 30, 1996 an increase of $70,404,000 (208.6%) when compared with $33,752,000 for the same period in 1995.

Interest income of $2,548,000 for the period ended June 30, 1996, increased $2,432,000 from $116,000 in the 1995 period. The increase was attributable to higher invested cash balances during the 1996 period reflecting the strong operating activity and increased collections on casino receivables, when compared with the lower cash balances in the prior year.

Interest expense for the 1996 period was $27,915,000 (net of capitalized interest) which decreased when compared with $31,114,000 in the prior year period. The decrease is a result of the capitalized interest for the 1996 period in the amount of $2,233,000 compared with no capitalized interest prior year period. Also, the 1995 period contained additional interest expense as a result of the $15,000,000 outstanding balance on the bank line of credit.

Management fee and other expenses of $8,547,000 for the period ended June
30, 1996, increased $3,590,000 from $4,957,000 for the same period in 1995. The increase in management fees is due to significant improvements in operating revenues.

Income tax provision for the 1996 period was $24,289,000 due to the significant improvements in operating activity and a higher effective tax rate, when compared with no provision in the prior year period due to the net operating loss carryforward.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

     As of June 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $172,230,000 and $77,715,000 respectively. Cash provided by operating activities for the first six months of 1996 was $106,827,000 versus $21,473,000 for the first six months of 1995.

     Capital expenditures during the first six months of 1996 were $13,365,000, consisting primarily of general property improvements (including $1,720,000 for the Master Plan project). The total capital expenditures remaining for 1996 associated with general property improvements and renovations (excluding the Master Plan), is approximately $36,723,000.

     On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment" thus creating additional exciting food, beverage, entertainment and retail venues. The Plan features a series of substantive improvements and additions throughout its 112-acre destination resort property, including refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities and the theme park. In addition, new facilities include a convention center, entertainment/retail complex, and a second porte cochere entrance. The Company is evaluating the alternative use and/or disposition of certain existing assets, which could be affected by the implementation of the Master Plan. Although the specific assets to be redeployed, or disposed of, in conjunction with the Master Plan have not yet been determined, the write-down of the carrying value of such assets is not currently expected to exceed $50,000,000. Approximately $40,000,000 is expected to be expended in the 1996 period related to the Master Plan, of which $1,720,000 has been expended to date.

     On July 1, 1996, MGM Grand arranged a new $500,000,000 senior reducing revolving credit facility from BA Securities, an affiliate of Bank of America NT & SA ("B of A"). Additionally, on July 2, 1996, MGM Grand completed the refinancing program by consummating the public offering of 8,625,000 shares of common stock (including Underwriter's option to purchase 1,125,000 shares of common stock) in a underwritten public offering. Based upon the offering price of $39.50 per share, and other estimated offering costs, the net proceeds of the offering were approximately $328,000,000.

     On July 3, 1996, MGM Grand drew down $40,000,000 on the B of A facility, used the net proceeds of approximately $328,000,000 from the offering and cash on hand of approximately $161,000,000 to fund the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see Note 4). The funds totaling approximately $529,000,000 were deposited ("Defeasance Deposit") with the Trustee in the form of U.S. Government securities. The Defeasance Deposit will be used to fund the redemption and call premiums on the First Mortgage Notes through May 1, 1997, as well as the interest payments and related expenses through that date. The defeasance will result in an extraordinary charge of approximately $31,000,000, in the quarter ended September 30, 1996, net of tax benefits, to reflect the extinguishment of the First Mortgage Notes and the expenses related thereto.

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



                                  MGM GRAND HOTEL FINANCE CORP.
                                  -----------------------------
                                          (Registrant)



Date: August 12, 1996               /s/   DANIEL H. SCOTT
                                    -------------------------
                                          Daniel H. Scott
                                      Chief Financial Officer
                                          and Treasurer
                            (Principal Financial and Accounting Officer)



Date: August 12, 1996               /s/   SCOTT LANGSNER
                                    -------------------------
                                          Scott Langsner
                                             Secretary