Form 10-Q
period 1996-09-30
MGM GRAND HOTEL FINANCE CORP
filed 1996-11-14
CIK 880356

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  September 30, 1996
                                      --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from ______ to ______

        Commission File Number:         1-11124
                                ---------------

                         MGM GRAND HOTEL FINANCE CORP.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                                    88-0276650
        -------------------------------                 -------------------
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

          Securities registered pursuant to Section 12(b) of the Act.

                                                        Name of each exchange
                Title of each class                     on which registered
                -------------------                     -------------------
$220,000,000 11-3/4% First Mortgage Notes due 1999      New York Stock Exchange
$253,000,000 12% First Mortgage Notes due 2002          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at November 12, 1996
        -----------------------------      --------------------------------
        Common Stock, $1.00 par value                   100 shares

                         MGM GRAND HOTEL FINANCE CORP.
                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.         FINANCIAL INFORMATION
        Item 1. Financial Statements

                MGM GRAND HOTEL FINANCE CORP. AND
                MGM GRAND HOTEL, INC. COMBINED:

                Condensed Combined Statements of Operations for
                the Three months and the Nine months ended September
                30, 1996 and September 30, 1995                           1

                Condensed Combined Balance Sheets at September 30,
                1996 and December 31, 1995                                2

                Condensed Combined Statements of Cash Flows for
                the Nine months ended September 30, 1996 and
                September 30, 1995                                        3

                Notes to Condensed Combined Financial Statements          4-8

                MGM GRAND HOTEL FINANCE CORP.:

                Condensed Statements of Operations for the Three
                months and the Nine months ended September 30, 1996
                and September 30, 1995                                    9

                Condensed Balance Sheets at September 30, 1996 and
                December 31, 1995                                         10

                Condensed Statements of Cash Flows for the Nine
                months ended September 30, 1996 and September 30,
                1995                                                      11

                Notes to Condensed Financial Statements                   12-15

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16-19

Part II.        OTHER INFORMATION                                         20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                                -------------------------------------     --------------------------------------
                                                September 30, 1996  September 30, 1995    September 30, 1996  September 30, 1995
                                                ------------------  ------------------    ------------------  ------------------
Revenues:
  Casino........................................    $ 111,755           $ 110,504             $ 334,572           $ 287,709
  Rooms.........................................       42,754              40,838               129,347             120,345
  Food and beverage.............................       17,426              22,539                54,120              69,477
  Entertainment, retail and other...............       31,572              36,493                93,858              91,553
                                                    ---------           ---------             ---------           ---------
                                                      203,507             210,374               611,897             569,084
  Less: promotional allowances..................       14,297              14,105                39,999              42,296
                                                    ---------           ---------             ---------           ---------
                                                      189,210             196,269               571,898             526,788
                                                    ---------           ---------             ---------           ---------

Expenses:
  Casino........................................       51,748              50,442               146,569             147,470
  Rooms.........................................       11,701              10,605                35,735              33,087
  Food and beverage.............................       10,151              14,116                31,941              44,214
  Entertainment, retail and other...............       21,858              26,084                65,180              70,276
  Provision for doubtful accounts and discounts..       9,035              17,240                29,202              44,485
  Restructuring costs...........................            -               5,942                     -               5,942
  General and administrative....................       25,245              25,104                71,176              74,316
  Depreciation and amortization..................      14,499              14,141                42,967              40,650
                                                    ---------           ---------             ---------           ---------
                                                      144,237             163,674               422,770             460,440
                                                    ---------           ---------             ---------           ---------

Operating Profit Before Master Plan Asset
 Disposition....................................       44,973              32,595               149,128              66,348

Master Plan Asset Disposition...................      (49,401)                  -               (49,401)                  -
                                                    ---------           ---------             ---------           ---------

Operating Income (Loss).........................       (4,428)             32,595                99,727              66,348
                                                    ---------           ---------             ---------           ---------

Other Income (Expenses)
  Interest income...............................          307                  15                 2,855                 131
  Interest expense, net of capitalized
   interest.....................................         (608)            (12,954)              (28,524)            (44,068)
  Management fee................................       (3,361)             (3,417)              (11,648)             (8,375)
  Other, net....................................           23                   -                  (235)                  -
                                                    ---------           ---------             ---------           ---------
                                                       (3,639)            (16,356)              (37,552)            (52,312)
                                                    ---------           ---------             ---------           ---------

Income (Loss) Before Income Taxes and
 Extraordinary Item.............................       (8,067)             16,239                62,175              14,036
Benefit (Provision) for Income Taxes............        2,903                   -               (21,386)                  -
                                                    ---------           ---------             ---------           ---------
Income (Loss) Before Extraordinary Item.........       (5,164)             16,239                40,789              14,036
                                                    ---------           ---------             ---------           ---------

EXTRAORDINARY ITEM:
  Loss on defeasance of debt, net of
  income tax benefit of $17,710................       (30,811)                  -               (30,811)                  -
                                                    ---------           ---------             ---------           ---------
        Net Income (Loss)......................     $ (35,975)          $  16,239             $   9,978           $  14,036
                                                    =========           =========             =========           =========

         The accompanying notes are an integral part of these combined condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                     ASSETS
                                                  September 30,     December 31,
                                                     1996              1995
                                                  -------------     ------------
Current Assets:
  Cash and cash equivalents ....................  $     55,918      $     77,715
  Accounts receivable, net .....................        80,218            77,912
  Prepaid expenses .............................        12,186            12,455
  Inventories ..................................         9,681             9,879
                                                  ------------      ------------
        Total current assets ...................       158,003           177,961
                                                  ------------      ------------

Property And Equipment, Net ....................       811,412           874,731
                                                  ------------      ------------

Other Assets:
  Due from parent ..............................         1,509             1,509
  Deposits .....................................        15,446            16,281
  Other assets, net ............................        38,772            52,580
  Deferred tax asset ...........................         7,532                 -
                                                  ------------      ------------
        Total other assets .....................        63,259            70,370
                                                  ------------      ------------
                                                  $  1,032,674      $  1,123,062
                                                  ============      ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable .............................  $     10,094      $     17,903
  Accrued liabilities ..........................        74,917            78,520
  Taxes payable to parent ......................        30,838            13,460
  Intercompany payables, net ....................            -             6,583
  Current obligation, capital leases ...........         2,678             2,162
  Accrued interest on long term debt ...........             -             9,368
                                                  ------------      ------------
        Total current liabilities ..............       118,527           127,996
                                                  ------------      ------------
Deferred Revenue ...............................         7,754             8,568
Deferred Income Taxes ..........................             -             6,171
Long Term Obligation, Capital Leases ...........         8,269            10,412
Long Term Debt .................................             -           473,000
                                                  ------------      ------------
        Total long term liabilities ............        16,023           498,151
                                                  ------------      ------------

Stockholder's Equity:
 MGM Finance Corp. Common Stock, (no par value,
  1,000 shares authorized; 100 shares issued) ..             -                 -
 MGM Grand Hotel Common Stock, ($1.00 value,
  1,000 shares authorized; 100 shares issued) ..             -                 -
 Capital in excess of par value ................       846,477           455,246
 Retained earnings .............................        51,647            41,669
                                                  ------------      ------------
        Total stockholder's equity .............       898,124           496,915
                                                  ------------      ------------
                                                  $  1,032,674      $  1,123,062
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

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                Nine Months Ended
                                                         --------------------------------
                                                         September 30,   September 30,
                                                              1996          1995
                                                         -------------   -------------
Cash Flows from Operating Activities:
 Net income ..........................................   $       9,978    $     14,036
 Adjustments to reconcile net income to
 net cash from operating activities:
  Master Plan asset disposition ......................          49,401               -
  Loss on defeasance of debt .........................          48,521               -
  Depreciation and amortization ......................          42,967          40,650
  Amortization of debt offering costs ................           1,292           2,532
  Provisions for doubtful accounts and discounts .....          29,202          44,485
  Change in assets and liabilities:
    Accounts receivable .............................            3,086         (19,262)
    Prepaid expenses .................................             269          (1,484)
    Inventories ......................................             198             778
    Accounts payable, accrued liabilities, and other..         (13,439)         14,437
    Intercompany (receivable)/payable ................         (41,177)            109
    Taxes payable to parent ..........................          17,379          (1,712)
    Deferred income taxes ............................         (13,703)         (3,288)
                                                         -------------    ------------
   Net cash from operating activities ................         133,974          91,281
                                                         -------------    ------------

Cash Flows from Investing Activities:
 Purchases of property and equipment .................         (24,713)        (24,657)
 Disposition of property and equipment ...............             277             181
 Deposits and other assets ...........................             665         (28,005)
                                                         -------------    ------------
   Net cash from investing activities ................         (23,771)        (52,481)
                                                         -------------    ------------

Cash Flows from Financing Activities:
 Borrowings under bank line of credit ................               -          15,000
 Repayments of bank line of credit ...................               -         (15,000)
 Investments from MGM Grand, Inc. ....................         391,231               -
 Defeasance of First Mortgage Notes ..................        (523,231)              -
                                                         -------------    ------------
   Net cash from financing activities ................        (132,000)              -
                                                         -------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents..         (21,797)         38,800
Cash and Cash Equivalents at Beginning of Period .....          77,715          29,421
                                                         -------------    ------------
Cash and Cash Equivalents at End of Period ...........   $      55,918    $     68,221
                                                         =============    ============

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

        These condensed combined financial statements include the accounts and transactions of MGM Grand Hotel and subsidiaries and MGM Finance
(collectively the "Combined Companies"). All significant intercompany transactions and accounts have been eliminated.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in MGM Grand Hotel Finance Corp. Annual Report on Form 10-K for the year ended December 31, 1995.

        In the opinion of MGM Grand Hotel and MGM Finance, the accompanying unaudited condensed combined financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three month and the nine month periods ended September 30, 1996 and September 30, 1995 and cash flows for the nine month periods ended September 30, 1996 and September 30, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

        NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 2.    SIGNIFICANT ACCOUNTING POLICY
           Promotional Allowances

        The estimated retail value of promotional allowances such as accommodations, food, beverage and other services furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances was included in casino expenses as follows (in thousands):

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                ------------------------------      -----------------------------
                                SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                    1996             1995               1996            1995
                                -------------    -------------      -------------   -------------
Rooms .......................      $ 2,447          $ 2,166            $ 6,486         $ 6,279
Food and beverage ...........        5,786            6,010             15,786          17,925
Other .......................          643              826              1,837           3,120
                                   -------          -------            -------         -------
                                   $ 8,876          $ 9,002            $24,109         $27,324
                                   =======          =======            =======         =======

NOTE 3.    STATEMENTS OF CASH FLOWS

        The following supplemental disclosures are provided for the Condensed Combined Statements of Cash Flows (in thousands):

                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                    1996             1995
                                                -------------    -------------
        Cash Payments for:
          Interest, net of amounts capitalized     $ 38,818         $ 29,763
                                                   ========         ========

NOTE 4.    MASTER PLAN ASSET DISPOSITION

        During September 1996, MGM Grand Hotel determined to write off various assets with a net book value of $49,401,000 (pre-tax) as a result of the MGM Grand Las Vegas property construction enhancements associated with the transformation of the facility into "The City of Entertainment". The affected areas include the MGM Grand Theme Park with a write-off of approximately $39,564,000 to make way for a major entertainment/retail complex and convention center, and approximately $8,580,000 related to the removal of the lion entrance and Emerald City to be replaced with a new mezzanine entry, a themed restaurant, and a remodeled casino among other attractions. In addition, the Company wrote-off approximately $1,257,000 representing certain food court and Midway/Arcade areas to be converted into Studio Walk, a replica of a Hollywood sound stage featuring Hollywood landmarks.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

NOTES 5.  LONG TERM DEBT AND NOTE PAYABLE

        Long term debt consisted of the following (in thousands):

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1996            1995
                                                        -------------   ------------
        11-3/4% First Mortgage Notes due May 1, 1999       $   -          $ 220,000
        12% First Mortgage Notes due May 1, 2002               -            253,000
                                                           -----          ---------
                                                           $   -          $ 473,000
                                                           =====          =========


        On July 3, 1996, the Company deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and will be used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, the call as of such date of the 12% FMN's at 105.333% of the outstanding principal, and related expenses. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. and MGM Grand Finance, Inc. were released and accordingly, the Defeasance was finalized. The early extinguishment of the FMN's resulted in an extraordinary loss of approximately $30,811,000, net of tax benefits.

        Total interest incurred for the nine months of 1996 and 1995 was $30,757,000 and $44,068,000, respectively, of which $2,233,000 and $2,263,000 was capitalized in the 1996 and 1995 periods respectively. The capitalization of interest arises from the Company's transformation into "The City of Entertainment", and the construction project New York-New York.

        The Company had a $60,000,000 revolving credit line with several banks which terminated on October 29, 1996. During the nine month period of 1995 the Company borrowed $15,000,000 under the credit line which was repaid in the 1995 third quarter. Additionally, no amounts were outstanding under the line of credit for the nine months ended September 30, 1996.

                            MGM GRAND FINANCE CORP.
                             MGM GRAND HOTEL, INC.

          NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 6.         INCOME TAXES

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. As of September 30, 1996 and December 31, 1995, the Combined Companies determined that $0 and $4,486,000, respectively, of deferred tax assets did not satisfy the recognition criteria set forth in the standard.

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

        The provision (benefit) for income taxes is as follows (in thousands):

                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                SEPTEMBER 30,                  SEPTEMBER 30,
                         ---------------------------    ---------------------------
                           1996              1995          1996             1995
                         --------          ---------    ---------         ---------
Current ..............   $  4,916          $ 3,288       $ 17,379         $ 3,288
Deferred .............    (25,529)          (3,288)       (13,703)         (3,288)
                         --------          -------       --------         -------
Total ................   $(20,613)         $     -       $  3,676         $     -
                         ========          =======       ========         =======

        The reconciliation of the federal income tax rate and the Company's effective tax rate is as follows:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                ----------------------    ----------------------
                                                SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                  1996         1995         1996         1995
                                                ---------    ---------    ---------    ---------
Federal income tax rate                          (35.0%)       35.0%       35.0%          35.0%
Other                                             (1.0%)          -         1.5%             -
Net Operating loss - no benefit recognized           -            -            -             -
Reduction in valuation allowance                     -        (35.0%)      (2.1%)        (35.0%)
                                                 ------       ------       -----         ------
Effective tax rate                               (36.0%)          -        34.4%             -
                                                 ======       ======       =====         ======

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6.   INCOME TAXES - continued

        As of September 30, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax effected components of the Combined Companies' net deferred tax asset (liability) are as follows (in thousands):

                                                 September 30,     December 31,
                                                     1996              1995
                                                 -------------     ------------
           Deferred Tax Assets                     $ 61,062         $ 58,649
             Less: Valuation allowance                    -           (4,486)
                                                   --------         --------
                Total deferred tax asset             61,062           54,163
           Deferred Tax Liabilities                 (53,530)         (60,334)
                                                   --------         --------
           Net Deferred Tax Asset (Liability)      $  7,532         $ (6,171)
                                                   ========         ========

NOTE 7.   TRANSACTIONS WITH MGM GRAND AND ITS SUBSIDIARIES

        The Combined Companies participated in several transactions with MGM Grand and its subsidiaries during the periods presented in the accompanying condensed combined financial statements.

        MGM Grand provides MGM Grand Hotel with certain administrative and project management services. Pursuant to the management agreement such services are provided at an annual rate of an amount equal to one percent (1%) of the Combined Companies' gross operating revenues before promotional allowances plus four percent (4%) of its operating income. Management fees for the three and nine month periods ended September 30, 1996 were $3,361,000 and $11,648,000, respectively, compared with the three and nine month periods ended September 30, 1995, which were $3,417,000 and $8,375,000, respectively.

        As of September 30, 1995, MGM Finance had loaned MGM Grand Hotel $394,604,000 pursuant to the MGM Grand Hotel loan agreement. The loaned funds were used by MGM Grand Hotel for construction and working capital. Such loan and related interest were repaid on July 3, 1996 pursuant to the Defeasance of the First Mortgage Notes.

        The capital in excess of par value in the accompanying condensed combined balance sheets represents capital contributions to MGM Grand Hotel for property and equipment purchases, including design, procurement and pre-construction costs, capitalized interest and working capital. Additionally, a capital contribution was made by MGM Grand, for the third quarter ended September 30, 1996, of $391,231,000 related to the Defeasance of the First Mortgage Notes (see note 5).

                         MGM GRAND HOTEL FINANCE CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                    --------------------------------------   --------------------------------------
                                                    September 30, 1996  September 30, 1995   September 30, 1996  September 30, 1995
                                                    ------------------  ------------------   ------------------  ------------------
Intercompany interest income .....................       $      -            $ 12,092             $ 27,366            $ 42,410
Intercompany charge to MGM Grand Hotel -
 capitalized interest and facility expenses ......           (335)                  -               (1,597)                  -
Interest expense .................................              -             (12,092)             (26,104)            (42,410)
Other expenses, net ..............................              -                   -                    -                   -
                                                         ---------           ---------            ---------           ---------
 Loss before provision for
 income taxes and extraordinary item .............           (335)                  -                 (335)                  -
Provision for income taxes .......................              -                   -                    -                   -
                                                         ---------           ---------            ---------           ---------
 Loss Before Extraordinary Item ..................           (335)                  -                 (335)                  -
                                                         ---------           ---------            ---------           ---------

EXTRAORDINARY ITEM:
Loss on defeasance of debt, net of
income tax benefit of $17,710 ....................        (30,811)                  -              (30,811)                  -
                                                         ---------           ---------            ---------           ---------

Net Loss .........................................       $(31,146)           $      -             $(31,146)           $      -
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

                         MGM GRAND HOTEL FINANCE CORP.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                     ASSETS

                                                  September 30,    December 31,
                                                       1996             1995
                                                  -------------    ------------
Current Assets:
 Cash and cash equivalents......................     $      -        $       -
                                                     --------        ---------
  Total current assets..........................            -                -
                                                     --------        ---------

Other Assets:
 Debt offering costs, net.......................            -            9,274
 Intercompany receivable from MGM Grand
  Hotel - note..................................            -          394,604
 Intercompany receivable from MGM Grand
  Hotel - note interest..........................           -           21,805
 Intercompany receivable from MGM Grand
  Hotel - other.................................            -            9,358
  Deferred tax asset............................       17,710                -
 Intercompany receivable from MGM Grand
  Hotel - capitalized interest and
  facility expenses.............................            -           53,855
                                                     --------        ---------
   Total other assets...........................       17,710          488,986
                                                     --------        ---------
                                                     $ 17,710        $ 488,896
                                                     ========        =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Accrued interest payable.......................     $      -        $   9,368
 Note payable...................................            -                -
                                                     --------        ---------
  Total current liabilities.....................            -            9,368
                                                     --------        ---------

Long Term Debt..................................            -          473,000
                                                     --------        ---------

Stockholder's Equity:
 Common stock, no par value: 1,000
  shares authorized; 100 shares issued..........            -                -
 Capital in excess of par value.................       48,856            6,528
 Retained (deficit).............................      (31,146)               -
                                                     --------        ---------
   Total stockholder's equity...................       17,710            6,528
                                                     --------        ---------
                                                     $ 17,710        $ 488,896
                                                     ========        =========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                        ------------------------------
                                                        September 30,     September 30,
                                                            1996              1995
                                                        -------------    -------------
Cash Flows from Operating Activities:
 Net loss ...........................................      $ (31,146)         $      -
Adjustments to reconcile net income to
  net cash from operating activities:
   Amortization of debt offering costs ..............          1,378             2,078
   Loss of defeasance of First Mortgage Notes .......         48,521                 -
   Change in assets and liabilities:
    Intercompany receivable - note
     interest .......................................              -           (14,127)
    Intercompany receivable - capitalized
     interest and facility expenses .................              -                 -
    Accrued interest payable ........................         (9,368)           14,052
    Deferred tax asset ..............................        (17,710)                -
Intercompany Receivables - Other ....................              -            (2,003)
Intercompany payable to MGM Grand ...................              -                 -
Intercompany payable to MGM Grand Hotel .............              -                 -
Other ...............................................            332                 -
                                                        ------------     -------------
      Net cash from operating activities ............         (7,993)                -
                                                        ------------     -------------

Cash Flows from Investing Activities: ...............              -                 -

Cash Flows from Financing Activities:
 Intercompany Receivable - Other ....................         72,487                 -
 Intercompany Receivable - Note Interest ............         21,805                 -
 Intercompany Receivable - Note .....................        394,604                 -
 Investment from MGM Grand Inc.  ....................         42,328                 -
 Defeasance of First Mortgage Notes .................       (523,231)                -
                                                        ------------     -------------
       Net cash from financing activities ...........          7,993                 -
                                                        ------------     -------------
Net Increase (Decrease) in Cash and Cash
 Equivalents ........................................              -                 -
Cash and Cash Equivalents at Beginning of                          -                 -
 Period .............................................              -                 -
                                                        ------------     -------------
Cash and Cash Equivalents at End of Period ..........      $       -          $      -
                                                        ============     =============

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

        In the opinion of MGM Finance, the accompanying condensed financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and September 30, 1995 and cash flows for the nine month periods ended September 30, 1996 and September 30, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

NOTE 2.         STATEMENTS OF CASH FLOWS

        The following supplemental disclosures are provided for the Condensed Statements of Cash Flows (in thousands):

                                Nine Months Ended
                                  September 30
                              ---------------------
                                 1996       1995
                              ----------   --------
Cash Payments for:

   Interest...............    $ 38,085     $ 28,105
                              ========     ========

                         MGM GRAND HOTEL FINANCE CORP.

NOTE 3.         LONG TERM DEBT AND NOTE PAYABLE

        Long term debt consisted of the following (in thousands):

                                                   September 30,    September 30,
                                                        1996             1995
                                                   -------------    ------------
11-3/4% First Mortgage Notes due May 1, 1999          $     -         $220,000
12% First Mortgage Notes due May 1, 2002                    -          253,000
                                                      -------         --------
                                                      $     -         $473,000
                                                      =======         ========

        On July 3, 1996, the Company deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government Securities and will be used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, the call as of such date of the 12% FMN's at 105.333% of the outstanding principal, and related expenses. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. and MGM Grand Finance, Inc. were released and accordingly, the Defeasance was finalized. The early extinguishment of the FMN's resulted in an extraordinary loss of approximately $30,811,000, net of tax benefits.

        The Company had a $60,000,000 revolving credit line during all of 1995 and throughout the third quarter of 1996. During 1995 the Company borrowed $15,000,000 under the credit line which was repaid in the 1995 third quarter. Additionally, no amounts were outstanding under the line of credit for the nine months ended September 30, 1996.

        During the quarter ended September 30, 1995 MGM Finance had loaned to MGM Grand Hotel $394,604,000 pursuant to the MGM Grand Hotel loan agreement. The loaned funds were used by MGM Grand Hotel for the construction and for working capital. Such loan was repaid on July 3, 1996 pursuant to the Defeasance of the First Mortgage Notes.

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

                         MGM GRAND HOTEL FINANCE CORP.

NOTE 4.         INCOME TAXES

        MGM Finance accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

        As of September 30, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax effected components of MGM Finance's net deferred tax asset is as follows (in thousands):


                                      September 30,        December 31,
                                          1996                 1995
                                      -------------        ------------
Deferred Tax Assets                         $17,710             $    --
   Less: Valuation allowance                     --                  --
                                      -------------        ------------
        Total deferred tax asset            $17,710                  --
Deferred Tax Liabilities                         --                  --
                                      -------------        ------------
Net Deferred Tax Asset                      $17,710             $    --
                                      =============        ============

        The benefit for income taxes for the three months and nine months ended September 30, 1996 and 1995, is as follows (in thousands):


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------      -----------------
                                     1996      1995          1996     1995
                                   --------  --------      --------  -------
Current .........................  $     --  $     --      $     --  $    --
Deferred ........................   (17,710)       --       (17,710)      --
                                   --------  --------      --------  -------
Total ...........................  $(17,710) $     --      $(17,710) $    --
                                   ========  ========      ========  =======

        The reconciliation of the federal income tax rate and the Company's effective tax rate is as follows:


                                   Three Months Ended       Nine Months Ended
                                   -------------------     -------------------
                                   Sept. 30, Sept. 30,     Sept. 30, Sept. 30,
                                      1996     1995           1996      1995
                                   --------- ---------     --------- ---------
Federal income tax rate              (35.0%)       --%       (35.0%)       --%
Other                                 (1.5%)       --         (1.5%)       --
                                   --------- ---------     --------- ---------
Effective tax rate                   (36.5%)       --%       (36.5%)       --%
                                   ========= =========     ========= =========

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis pertains to the condensed combined financial statements of MGM Grand Hotel and MGM Finance.

        This form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended. Actual results could differ materially from those projected in the forward-looking statements. QUARTER VERSUS QUARTER

MGM Grand Las Vegas ("the Company") reported net revenues for the three months ended September 30, 1996 of $189,210,000 a decrease of $7,059,000 (3.6%), compared with $196,269,000 for the same period in 1995.

Casino revenues for the third quarter of 1996 were $111,755,000, an increase of $1,251,000 (1.1%), compared with $110,504,000 for the same period in 1995. The increase was primarily fueled by an increased baccarat hold percentage.

Room revenues for the third quarter of 1996 were $42,754,000, an increase of $1,916,000 (4.7%), when compared with $40,838,000 in the same period of the prior year. The increase was driven by an improved occupancy rate of 97.6% in the third quarter of 1996, compared with 93.4% in the same period of the prior year.

Food and beverage revenues were $17,426,000 in the third quarter of 1996, representing a decrease of $5,114,000 (22.7%), compared with $22,540,000 in the same quarter of the prior year. The decrease was due to the outsourcing of three restaurants to independent operators completed during the third and fourth quarters of 1995.

Entertainment, retail and other revenues were $31,572,000 for the third quarter of 1996, representing a decrease of $4,921,000 (13.5%), when compared with $36,493,000 for the same period of the prior year. The decreases in revenues were attributable to fewer EFX performances and lower occupancy due to the absence of a star performer, and lower Theme Park revenues due to reduced wristband sales despite increased overall attendance. Retail revenue was below the prior year period, which was partially offset by increased rental revenues related to the conversion of three restaurants to tenancies and the effect of a full quarter of lease revenues from the Star Lane Mall during the current period.

Operating expenses were $144,237,000 in the third quarter of 1996, representing a decrease of $19,436,000 (11.9%) when compared with $163,673,000 in the prior year's period. The reduced expenses resulted from lower food and beverage expenses due to the outsourcing of restaurants, and lower provision for doubtful accounts due to changes in anticipated collectibility. Additionally, lower entertainment, retail and other cost reflect fewer and less costly Grand Garden events held during the 1996 quarter, and lower EFX operating costs resulting from the reduced performance schedule. In addition, a one-time restructuring charge of $5,942,000 was recorded during the third quarter of 1995.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income (before Master Plan asset disposition) was $44,973,000 for the quarter ended September 30, 1996 an increase of $12,377,000 (38.0%) when compared with $32,596,000 for the same period in 1995. The increase resulted from revenue enhancement programs and continued cost containment efforts.

Master Plan asset disposition relates to the transformation of MGM Grand Hotel into the "The City of Entertainment", which resulted in a one-time charge to earnings of $49,401,000 (pre-tax) in the 1996 period (see Note 4).

Interest income of $307,000 for the quarter ended September 30, 1996, increased
$293,000 from $14,000 in the third quarter of 1995.   The increase was
attributable to higher invested cash balances during the third quarter of 1996 when compared with the prior year period.

Interest expense for the third quarter of 1996 was $608,000 (net of capitalized interest) which decreased when compared with $12,954,000 in the third quarter of 1995. The decrease was primarily due to the significant reduction of the debt balance attributable to the defeasance of the First Mortgage Notes which occurred in the third quarter of 1996 (see Note 5).

Management fee of $3,361,000 for the quarter ended September 30, 1996, decreased $56,000 from $3,417,000 for the same period in 1995. The decrease in management fee was due to lower operating revenue.

Income tax benefit of $2,903,000 was recorded at a rate of 36.0% for the three month period ended September 30, 1996, compared with the prior year when there was no provision due the benefit resulting from the valuation allowance.

Extraordinary loss of $30,811,000, net of income tax benefit of $17,710,000, reflects the loss on defeasance of the First Mortgage Notes (see Note 3).

NINE MONTHS VERSUS NINE MONTHS

Net revenues for the nine months ended September 30, 1996 were $571,898,000, an increase of $45,110,000 (8.6%), compared with $526,788,000 for the same period in 1995. The overall improvement in the revenues reflects the Company's stronger casino wins, higher hotel occupancy and average daily room rates resulting from the focus on building a higher quality customer mix while continuing to reduce revenue volatility.

Casino revenues for the period were $334,572,000, an increase of $46,863,000 (16.3%), compared with $287,709,000 for the same period in 1995. The increase in casino revenues was attributable to the improved win and win percentages in table games, Baccarat and slots.

Room revenues for the period were $129,347,000, an increase of $9,002,000 (7.5%), when compared with $120,345,000 in the same period of the prior year. The increase was driven by an improved occupancy rate of 96.8% and average room rate of $98 in the 1996 period, compared with 92.8% and $96, respectively, in the same period of the prior year.

Food and beverage revenues were $54,120,000 for the 1996 period, representing a decrease of $15,357,000 (22.1%), compared with $69,477,000 in the same period of the prior year. The decrease was due to the outsourcing of three restaurants to independent operators during the third and fourth quarters of 1995.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Entertainment, retail and other revenues were $93,858,000 for the 1996 period, representing an increase of $2,305,000 (2.5%), when compared with $91,553,000 for the same period of the prior year. The increases in revenues were attributable to increased revenue from EFX which had 124 more shows than the same period in 1995 and increased rental income as a result of increased restaurant tenancies and a full nine months of Star Lane mall operations compared with a half month during the third quarter of 1995. This revenue increase was offset by reductions in Theme Park revenue, due to lower attendance, and Grand Garden revenue where fewer events were held during the 1996 period when compared with 1995.

Operating expenses were $422,770,000 in the 1996 period, representing a decrease of $37,670,000 (8.2%) when compared with $460,440,000 in the prior year period. The reduction in expenses resulted from outsourcing of certain restaurants to tenancies, lower Grand Garden Arena expenses as a result of fewer events held during the 1996 period, decreased Theme Park expenses due to lower attendance, and a lower provision for doubtful accounts. These decreases were partially offset by higher casino taxes based on improved revenues, increases in room expenses due to increased payroll costs for improved occupancy levels and an increase in depreciation and amortization.

Operating income (before Master Plan asset disposition) was $149,128,000 for the period ended September 30, 1996 an increase of $82,780,000 (124.8%) when compared with $66,348,000 for the same period in 1995.

Master Plan asset disposition relates to the transformation of MGM Grand Hotel into "The City of Entertainment", which resulted in a one-time charge to earnings of $49,401,000 (pre-tax) in the 1996 period (see Note 4).

Interest income of $2,855,000 for the period ended September 30, 1996, increased $2,724,000 from $131,000 in the 1995 period. The increase was attributable to higher invested cash balances during the 1996 period reflecting the higher operating income when compared with the prior year period.

Interest expense for the 1996 period was $28,524,000 (net of capitalized interest) which decreased when compared with $44,068,000 in the prior year's period. The decrease was primarily due to the significant reduction of the debt balance attributable to the defeasance of the First Mortgage Notes during the current year period (see Note 5).

Management fee of $11,648,000 for the period ended September 30, 1996, increased $3,273,000 from $8,375,000 for the same period in 1995. The increase in management fees is due to improvements in operating revenues.

Income tax provision of $21,386,000 was recorded at a rate of 34.4% for the nine month period ended September 30, 1996, compared with the prior year period when there was no provision due to the benefit resulting from the reduction of the valuation allowance.

Extraordinary loss of $30,811,000, net of income tax benefit of $17,710,000, reflects the loss on defeasance of the First Mortgage Notes (see Note 3).

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

        As of September 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $55,918,000 and $77,715,000, respectively. Cash provided by operating activities for the first nine months of 1996 was $133,974,000 versus $91,281,000 for the first nine months of 1995.

        Capital expenditures during the first nine months of 1996 were $24,713,000, consisting primarily of general property improvements and the commencement of the "City of Entertainment". The total capital expenditures remaining for 1996 associated with general property improvements and renovations is approximately $31,656,000.

        On May 6, 1996, MGM Grand Hotel announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment". The Master Plan features a series of substantive improvements and additions throughout its 112 acre destination resort property, including refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the Theme Park. In addition, new facilities include a convention center and entertainment/retail complex, and a second porte cochere entrance. Approximately $20,000,000 is expected to be expended during 1996 related to the Master Plan, of which $4,965,000 has been expended to date. During September 1996, the MGM Grand Hotel wrote off $49,401,000 (pre-tax) of asset as a result of the implementation of the Master Plan (see note 4).

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


                                        MGM GRAND HOTEL FINANCE CORP.
                                        -----------------------------
                                                 (Registrant)


Date:  November 12, 1996                      /s/ Daniel H. Scott
                                              -------------------
                                                  DANIEL H. SCOTT
                                            Chief Financial Officer
                                                and Treasurer
                                (Principal Financial and Accounting Officer)


Date:  November 12, 1996                      /s/ Scott Langsner
                                              -------------------
                                                  SCOTT LANGSNER
                                                     Secretary