Form 10-K405
period 1996-12-31
MGM GRAND HOTEL FINANCE CORP
filed 1997-03-31
CIK 880356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                     OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period

from____________________________to_____________________________

                        COMMISSION FILE NUMBER 1-11124

                         MGM GRAND HOTEL FINANCE CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                  88-0276650

(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

  3799 LAS VEGAS BOULEVARD SOUTH

        LAS VEGAS, NEVADA                           89109
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)          (ZIP CODE)

                                (702) 891-1111
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                            ON WHICH REGISTERED
            --------------------                           -------------------
$220,000,000 11 3/4% First Mortgage Notes due 1999       New York Stock Exchange
$253,000,000 12% First Mortgage Notes due 2002           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), was incorporated in Nevada on October 4, 1991 with the intention that it function solely as a financing corporation to issue First Mortgage Notes to the public, to incur bank debt (the "Bank Loan") in connection therewith, and to lend the aggregate proceeds to MGM Grand Hotel/Casino ("MGM Grand Las Vegas") to finance the construction, opening, and working capital of the Las Vegas property. The MGM Finance First Mortgage Notes were defeased on July 3, 1996 in accordance with the terms of the bond indenture, and on October 29, 1996, all Company asset liens related thereto were released and the defeasance was finalized.

     MGM Grand Hotel, Inc., a wholly-owned subsidiary of MGM Grand, a Delaware corporation, was incorporated in Nevada on December 21, 1989, and capitalized on February 16, 1990, for the purposes of acquiring real property, and building and operating a large scale hotel/casino and entertainment complex.

     MGM Grand Las Vegas commenced operations on December 18, 1993. The resort is located on approximately 113 acres on Las Vegas Boulevard South (the "Strip") in Las Vegas, Nevada, across the street from the Excalibur Hotel/Casino, the Tropicana Hotel/Casino, and the New York-New York Hotel/Casino.

     The principal executive offices of MGM Finance and MGM Grand Las Vegas are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. The telephone number is (702) 891-1111.

HOTELS AND GAMING

 MGM Grand Las Vegas

     MGM Grand Las Vegas is a multi-themed destination resort, located on approximately 113 acres, which management believes is a "must see" attraction for visitors to Las Vegas. The resort opened on December 18, 1993, and has over 350 feet of frontage on the Strip and 1,450 feet on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

     MGM Grand Las Vegas creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market.

     The casino is approximately 171,500 square feet in size, and is one of the largest casinos in the world. The casino has 3,708 slot machines and 163 table games, a state of the art baccarat room, including private premium play facilities, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas: Emerald City, Hollywood, Monte Carlo, and Sports which enhance the entertainment experience of the casino patron.

     The hotel, which management believes is the largest in the world, has 5,005 rooms, including approximately 4,254 typical guest rooms decorated in five different themes: Deep South, Hollywood, Monte Carlo, Emerald, and Casablanca. The hotel also has 751 luxury suites, which management believes is more than any other Las Vegas hotel. These suites range in size from 650 to 6,000 square feet. The hotel provides guests with a state of the art health spa, a swimming pool, and four lighted tennis courts.

     Other entertainment facilities include: a theme park including thrill rides and the new 250 foot high Sky Screamer Skycoaster; an 11,700 square foot arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX! production show, MGM Grand Las Vegas' original grand spectacle special effects stage production; nine restaurants and a food court; 51 retail shopping outlets, including 25 owned and 26 leased facilities; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbara Streisand, Bette Midler, the Rolling Stones, Rod Stewart, Neil Diamond, Phil Collins, and Luther Vandross, as well as Mike Tyson and Evander Holyfield boxing and various other sporting events.

     In an effort to continue a legacy of providing exceptional entertainment through the leveraging of its highly recognizable brand name, MGM Grand Las Vegas has embarked on an extensive transformation into "The City of Entertainment." The $250 million, 30-month Master Plan program is designed to enhance the quality of the entertainment experience, and features a series of substantive improvements and additions throughout its 113 acre destination resort. Such enhancements will include an expansion of entertainment, restaurant and retail shopping areas and a new convention center consisting of approximately 300,000 square feet which will occupy approximately 15 of the current 33 acres in the theme park, a significant enhancement to the major entrances and exteriors of the facility, and an upgrade of certain of the property's luxury suites. The renovation and expansion began in June 1996 and will be substantially complete by the end of 1998. The project has commenced in phases in order to minimize disruption of operations. Additionally, the lion entry will be substantially remodeled with exterior enhancements which will create theatrical multimedia projection and light shows designed to increase customer foot traffic at the property. As part of the enhancement program, MGM Grand Las Vegas anticipates introducing a new Entertainment Casino area with dramatic live entertainment, themed restaurants, a nightclub and an increase in the number of gaming positions by approximately 500.

     MGM Grand Las Vegas uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions; (iv) high-end gaming; and (v) local.

Las Vegas Market

     MGM Grand Las Vegas operates in the Las Vegas market and is located on the Strip. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of one million and is one of the largest resort destinations in the world.

     Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 8.4% from $1.6 billion in 1986 to $3.6 billion in 1996.

     The hotel/casino industry in Las Vegas is highly competitive. Several new hotel/casinos opened during 1996 including Monte Carlo, Orleans and Stratosphere. New York-New York hotel /casino ("NYNY"), which is 50% owned by MGM Grand and 50% owned by Primadonna Resorts, Inc., opened to the public on January 3, 1997. NYNY is located on approximately 20 acres at the northwest corner of Tropicana and the Strip, across from MGM Grand Las Vegas. Additionally, several new resorts are under construction and several other existing resorts are undergoing major expansion and renovation. MGM Grand Las Vegas, Luxor, Caesars and others are in various stages of expansion or remodeling. While some of the large themed resorts pose direct competition with MGM Grand Las Vegas, the Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth is increasing at a rate which appears to be sufficient to absorb the increased room capacity, as visitor volume for 1996 increased 2.2% over 1995. Total visitors for 1996 exceeded 29.6 million.

     MGM Grand Las Vegas competes with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized and locally approved card rooms, such as those operating in California compete with the casino/hotel.

     Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas operations in Nevada. Furthermore, pursuant to a recent California State Assembly Legislative report, it is estimated that 12,000 slot machines are operating in various jurisdictions in California, the legality of which is the subject of dispute between the State of California and various Native American tribes. See "Competition."

Insurance

     MGM Grand Las Vegas carries insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the property. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery, and business interruption.

Government Regulation

     The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. MGM Grand Las Vegas gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues; (iii) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on MGM Grand Las Vegas' gaming operations.

     MGM Grand Las Vegas operates a casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas is also licensed as a manufacturer and distributor of gaming devices, and as the operator of the racebook and sportspool at NYNY. MGM Grand is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, MGM Grand Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. MGM Grand has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with MGM Grand Las Vegas to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Las Vegas must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of MGM Grand who are actively and directly involved in the gaming activities of MGM Grand Las Vegas may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with MGM Grand Las Vegas or MGM Grand, such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require MGM Grand Las Vegas to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     MGM Grand Las Vegas is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by MGM Grand Las Vegas must be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by MGM Grand Las Vegas, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Las Vegas, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect MGM Grand Las Vegas' gaming operations.

     Any beneficial holder of the MGM Grand's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of MGM Grand's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of MGM Grand's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of MGM Grand's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of MGM Grand's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing directly or indirectly, the election of a majority of the members of the board of directors of MGM Grand, any change in MGM Grand's corporate charter, bylaws, management, policies or operations of MGM Grand or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding MGM Grand's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. MGM Grand is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with MGM Grand Las Vegas or MGM Grand (i) pays that person any dividend or interest upon voting securities of MGM Grand; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     Upon request, MGM Finance may be required to disclose to the Nevada Gaming Commission the identities of the Noteholders. The Nevada Gaming Authorities will have discretionary authority to require a Noteholder to file an application, to be investigated and to be found suitable as an owner or landlord of a gaming establishment in the event of a foreclosure on and the taking of possession of MGM Grand Las Vegas and by or on behalf of the Secured Lenders' Agent for the benefit of the Trustee and the Bank Agent following a default under the MGM Grand Hotel, Inc. Loan Agreement and the Collaterally Assigned Documents (as defined), or for any other reason. While the Nevada Gaming Authorities generally do not require the individual holders of obligations such as the First Mortgage Notes to be investigated and found suitable, these authorities retain the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Each Noteholder, by accepting First Mortgage Notes, shall be deemed to have agreed (to the extent permitted by law) that if the relevant Nevada Gaming Authorities determine that a holder or beneficial owner of First Mortgage Notes must be found suitable under applicable law (whether as a result of the foreclosure sale of MGM Grand Las Vegas or for any other reason), and if such holder or beneficial owner is not found suitable,
(i) such Noteholder shall, upon the request of MGM Finance, dispose of such holder's First Mortgage Notes within 30 days after receipt of such request or within the time prescribed by the Nevada Gaming Authorities, whichever is earlier, or (ii) MGM Finance may, at its option, redeem such holder's First Mortgage Notes at the lesser of (x) the principal amount thereof or (y) the price at which the First Mortgage Notes to be so redeemed were acquired by the Noteholder, in either case together with accrued interest to the redemption date. Any Noteholder required to apply for a finding of suitability must pay all investigative fees and costs of the Nevada Gaming Authorities in connection with such an investigation.

     In any foreclosure sale of the MGM Grand Las Vegas, the purchaser or the operator of the facility would need to be licensed in order to operate the facility under Nevada gaming laws and the regulations promulgated thereunder, and if the Secured Lenders' Agent (as defined) acting on behalf of the Trustee (as defined) and the Bank Agent (as defined), purchases MGM Grand Las Vegas at a foreclosure sale and thereafter is unable or chooses not to sell MGM Grand Las Vegas, the Secured Lenders' Agent would be required to retain an entity licensed under the Nevada gaming laws in order to conduct gaming operations in the facility and the Noteholders (as defined) may have to be licensed. Because potential bidders who wish to operate the facility as a casino must satisfy such requirements, the number of potential bidders in a foreclosure sale could be less than in foreclosures of other types of facilities, and such requirements may delay the sale of, and may adversely affect the sales price for, MGM Grand Las Vegas. The ability to take possession and dispose of the collateral securing the First Mortgage Notes and the Bank Loan upon acceleration is likely to be significantly impaired or delayed by applicable bankruptcy law if a bankruptcy case were to be commenced by or against MGM Grand Las Vegas, MGM Finance or MGM Grand prior to the Secured Lenders' Agent taking possession or disposing of the collateral securing the First Mortgage Notes and the Bank Loan.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including through the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     MGM Grand is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. MGM Grand is also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. MGM Grand is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require MGM Grand's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on MGM Grand.

     MGM Grand may not make offerings of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     On July 25, 1996, the Nevada Commission granted MGM Grand prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of MGM Grand through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by any person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before MGM Grand can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

     The Nevada Act also requires prior approval of a plan of recapitalization proposed by MGM Grand's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by MGM Grand Las Vegas where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments, or merchandise. Casino entertainment tax is also paid for admission, food and refreshments at a bar located adjacent to a cabaret, nightclub, cocktail lounge or casino showroom if portions of the bar can clearly see and hear the entertainment, or at a location adjacent to those venues if such locations' primary purpose is to provide refreshment to patrons viewing entertainment in the cabaret, nightclub, cocktail lounge or casino showroom. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in a foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

     The sale of alcoholic beverages by MGM Grand Las Vegas is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon MGM Grand Las Vegas' operations.

     Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994 which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Nevada Board, which in turn reports them to the Treasury. Although it is not possible to quantify the full impact of these requirements on MGM Grand Las Vegas' business, the changes are believed to have had some adverse effect on results of operations since inception.

     On November 28, 1994, the Treasury enacted amendments (effective December 1, 1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Although Nevada casinos are exempt from Title 31, the Treasury has requested the Nevada Commission to enact amendments to the Nevada Act that will parallel in many respects the amendments to the Bank Secrecy Act. These amendments to the Nevada Act will require suspicious activity reporting and MGM Grand Las Vegas will, in the future, be required to implement programs of this type.

Regulation and Taxes

     As stated above, MGM Grand Las Vegas is subject to extensive regulation by the Nevada Gaming Authorities. Changes in applicable laws or regulations could have an adverse effect on MGM Grand Las Vegas.

     The gaming industry represents a significant source of tax revenues to the State of Nevada and Clark County. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing certain complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the financial results of MGM Grand Las Vegas.

Competition

     The hotel industry is highly competitive. Hotels located on or near the Strip ("Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. MGM Grand Las Vegas hotel/casino operations also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. Some of these competitors may have greater resources.

     According to the LVCVA, as of December 31, 1996, there were approximately 101,000 hotel and motel rooms in the Las Vegas area (including NYNY which was completed prior to December 31, 1996 and which opened on January 3, 1997). In addition, the LVCVA reports projects under construction and/or proposed for future development of approximately 25,500 more hotel and motel rooms, including one themed hotel/casino property currently under construction on the Strip between Tropicana and Flamingo Avenues. Additionally, Circus-Circus has publicized its intent to commence additional projects which will add additional themed hotel/casino facilities south of Luxor. The management of MGM Grand Las Vegas cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. MGM Grand Las Vegas' future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

     In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, MGM Grand Las Vegas competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming. This growth has been driven by the expansion of traditional land-based casino destinations and the continued development of new riverboat and Native American reservation casinos throughout the United States. Currently, casinos are operating or are approved in 26 states. Elsewhere in North America, nearly all of the Canadian provinces and territories offer some form of casino gaming. Legalized casino gaming in other states could adversely affect MGM Grand Las Vegas' activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. Additionally, certain gaming operations are conducted or have been proposed on federal Native American reservations, including those located in the primary market to be served by MGM Grand Las Vegas. In addition, with respect to group bookings, MGM Grand Las Vegas' hotel/casino facilities also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

EMPLOYEES

     As of December 31, 1996, MGM Grand Las Vegas and MGM Grand Finance (collectively, the "Combined Companies") and its subsidiaries employed approximately 6,100 full-time equivalent employees. Effective December 1, 1996, MGM Grand Las Vegas and the International Union of Operating Engineers, Local 501 finalized a collective bargaining agreement, running through December 1, 2001, covering approximately 90 facilities and maintenance employees. On November 15, 1996, MGM Grand Las Vegas voluntarily recognized the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 2,800 employees, and has commenced negotiations.

ITEM 2.   PROPERTIES

     The Combined Companies principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Certain other office and warehouse space is leased by MGM Grand Las Vegas consisting of approximately 132,000 square feet located in Las Vegas, Nevada, for an annual rent of approximately $504,000. Approximately 5,800 square feet of the leased space was subleased to New York-New York Hotel and Casino, LLC. ("NYNY LLC"), for an annual rent of approximately $55,500; NYNY LLC terminated the lease and relocated their offices to NYNY on December 31, 1996, and no further lease revenues are anticipated.

     MGM Grand Las Vegas is located on approximately 113 acres on the Strip in Las Vegas, Nevada. The property is subject to a first priority deed of trust securing bank financing of up to $600,000,000, on which there are no amounts outstanding, which bears interest based on LIBOR or the bank reference rate, and which is due December 2001.

ITEM 3.   LEGAL PROCEEDINGS

     On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against MGM Grand and MGM Grand Las Vegas. The suit alleges that MGM Grand and MGM Grand Las Vegas breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of MGM Grand Las Vegas which fronts the Strip. Plaintiffs claim the alleged oral agreement was formed on essentially the terms set forth in an earlier letter which provided it could not be relied upon for any reason, and that no binding agreement would exist until an Operating Agreement had been duly executed by MGM Grand Las Vegas. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well as damages of approximately $100 million from lost profits that would have resulted upon completion, and damage to their reputations. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on MGM Grand Las Vegas' financial condition or results of operations. On July 8, 1996, the jurisdiction of the lawsuit was transferred to the U.S. District Court for the District of Nevada.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This item is omitted in accordance with General Instruction (J) to Form
10-K.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MGM Grand Hotel , Inc. and MGM Finance are wholly-owned subsidiaries of MGM Grand.

ITEM 6.   SELECTED FINANCIAL DATA

     This item is omitted in accordance with General Instruction (J) to Form
10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis pertains to the combined financial statements of MGM Grand Hotel, Inc. and MGM Finance.

  Results of Operations

  1996 Compared to 1995

     MGM Grand Las Vegas had net revenues for 1996 of $766,834,000, compared with $712,791,000 for 1995. Casino revenue for 1996 was $450,402,000, compared with $397,448,000 in 1995. Room revenue in 1996 was $172,447,000 on an occupancy of 94.7% versus $160,052,000 on an occupancy of 90.6% in 1995. Entertainment, retail, food and beverage, and other revenue was $198,949,000 in 1996, compared with $210,928,000 in the prior year. The increase in casino revenue was primarily due to a higher win percentage in baccarat, table games and slots. The increase in room revenue was due to the increase in occupancy and average daily room rate. The average room rate increased from $98 in 1995 to $101 in 1996. Also, promotional allowances decreased from $55,637,000 in 1995 to $54,964,000 in 1996 reflecting management's focus on diversifying its customer mix.

     Operating income in 1996 (before Master Plan asset disposition) was $195,558,000 compared with $113,562,000 in 1995.

     Master Plan asset disposition relates to the write-off of various assets as a result of the transformation of MGM Grand Las Vegas into "The City of Entertainment," which resulted in a one-time pretax charge of $49,401,000 in 1996 (see Note 10).

     Interest income. Interest income was $3,200,000 in 1996, compared with $1,136,000 in 1995. The increase was attributable to higher average invested cash balances during the first half of 1996 (prior to the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes - see Note 7), reflecting the higher operating cash flow when compared with 1995.

     Interest expense. Interest expense (net of capitalized interest) for 1996 was $28,826,000, compared with $57,021,000 in 1995. The decrease was primarily due to the significant reduction of the debt balance attributable to the defeasance of the First Mortgage Notes during 1996 (see Note 7).

     Income taxes. Income tax provision from continuing operations of $36,800,000 was recorded at a rate of 35.1% for 1996, compared with the prior year when there was no provision due to the benefit resulting from the reduction of the valuation allowance.

  1995 Compared to 1994

     MGM Grand Las Vegas had net revenues for 1995 of $712,791,000, compared with $742,529,000 for 1994. Casino revenue for 1995 was $397,448,000, compared with

$434,297,000 in 1994. Room revenue in 1995 was $160,052,000 on an occupancy of 90.6% versus $145,530,000 on an occupancy of 92.0% in 1994. Entertainment, retail, food and beverage, and other revenue was $210,928,000 in 1995, compared with $214,324,000 in the prior year. The decrease in casino revenue was primarily due to the unusually high win percentage in baccarat in 1994. The increase in room revenue was primarily due to the increase in the average daily room rate, partially offset by a slightly lower occupancy percentage, reflecting less marketing emphasis on the tour and travel business segment. In addition, promotional allowances increased to $55,637,000, compared with $51,622,000 in the prior year, due to increased marketing efforts to attract national customers.

     Operating income in 1995 was $113,562,000 compared with $135,195,000 in 1994. In addition to the changes in revenues noted above, the lower results were primarily attributable to an increase in reserves for casino receivables, an increase in casino marketing efforts, and an increase in depreciation and amortization reflecting the asset additions for general property and equipment, and EFX show equipment. Also contributing to the lower operating results was the $5,942,000 restructuring charge (see Note 11) during the third quarter of 1995. The increased costs were offset by reductions in expenses which resulted from the continuing cost containment efforts.

     Interest income. Interest income was $1,136,000 in 1995, compared with $3,056,000 in the 1994 period. Interest was higher during 1994 as a result of the short term investment of undistributed construction funds.

     Interest expense. Interest expense (net of capitalized interest) in 1995 was $57,021,000, compared with $61,927,000 in 1994. The reduction in interest expense reflects capitalization of interest on various construction projects which did not occur in the prior year.

     Income taxes. The combined companies did not record a provision for income taxes in 1995 due to utilization of tax benefits not realized in prior years, which have offset any provision for 1995. In 1994 the combined companies provided income tax of $22,041,000 as the realization of tax benefits was uncertain due to the combined companies earnings history.

  Liquidity and Capital Resources

     As of December 31, 1996 and 1995, the Combined Companies held cash and cash equivalents of $58,792,000 and $77,715,000, respectively. Cash provided by operations for 1996 was $153,367,000 compared with $106,232,000 in 1995.

     Capital expenditures for 1996 were $39,370,000 consisting of $16,055,000 on Studio Walk, Grand Entry and other Master Plan property enhancements, $3,056,000 on room refurbishments and $20,259,000 on general property improvements.

     Capital expenditures for 1995 were $30,630,000 consisting of $14,000,000 expended for the Star Lane Shops mall which opened September 1995, $3,800,000 related to theater improvements, $3,200,000 for refurbishments to suites, and $9,630,000 for general property improvements, and the purchase of furniture, fixtures and equipment.

     The Combined Companies expect to finance operations and capital expenditures through cash on hand, cash flow from operations, and the bank line of credit.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of MGM Grand Hotel Finance Corp. and MGM Grand Hotel, Inc.:

     We have audited the accompanying combined balance sheets of MGM Grand Hotel Finance Corp. and MGM Grand Hotel, Inc. (Nevada corporations and wholly-owned subsidiaries of MGM Grand, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of MGM Grand Hotel, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGM Grand Hotel Finance Corp. and MGM Grand Hotel, Inc. as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental schedule in
Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic combined financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 30, 1997

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                       COMBINED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                           ------------------------------------
                                                                              1996         1995         1994
                                                                           ----------   ----------   ----------
Revenues:
     Casino .............................................................   $ 450,402    $ 397,448    $ 434,297
     Rooms ..............................................................     172,447      160,052      145,530
     Food and beverage ..................................................      71,974       87,359       91,566
     Entertainment, retail and other ....................................     126,975      123,569      122,758
                                                                            ---------    ---------    ---------
                                                                              821,798      768,428      794,151
     Less:  promotional allowances ......................................      54,964       55,637       51,622
                                                                            ---------    ---------    ---------
                                                                              766,834      712,791      742,529
                                                                            ---------    ---------    ---------

Expenses:
     Casino .............................................................     202,791      192,448      185,427
     Rooms ..............................................................      46,781       43,671       45,303
     Food and beverage ..................................................      41,877       55,541       65,043
     Entertainment, retail and other ....................................      89,802       93,866      115,443
     Provision for doubtful accounts and discounts ......................      38,556       57,683       44,181
     Restructuring costs ................................................           -        5,942            -
     General and administrative .........................................      94,215       95,508      107,591
     Depreciation and amortization ......................................      57,254       54,570       44,346
                                                                            ---------    ---------    ---------
                                                                              571,276      599,229      607,334
                                                                            ---------    ---------    ---------

Operating Profit Before Master Plan Asset Disposition ...................     195,558      113,562      135,195

Master Plan Asset Disposition ...........................................     (49,401)           -            -
                                                                            ---------    ---------    ---------

Operating Income ........................................................     146,157      113,562      135,195
                                                                            ---------    ---------    ---------

Other Income (Expenses)
     Interest income ....................................................       3,200        1,136        3,056
     Interest expense, net of capitalized interest ......................     (28,826)     (57,021)     (61,927)
     Management fees ....................................................     (15,575)     (15,782)     (13,350)
     Other, net .........................................................        (240)           -            -
                                                                            ---------    ---------    ---------
                                                                              (41,441)     (71,667)     (72,221)
                                                                            ---------    ---------    ---------

Income Before Income Taxes and Extraordinary Item .......................     104,716       41,895       62,974
Provision for Income Taxes ..............................................     (36,800)           -      (22,041)
                                                                            ---------    ---------    ---------
Income Before Extraordinary Item ........................................      67,916       41,895       40,933
                                                                            ---------    ---------    ---------

EXTRAORDINARY ITEM:
  Loss on defeasance of debt, net of
  income tax benefit of $17,710  ........................................     (30,811)           -            -
                                                                            ---------    ---------    ---------

          Net Income ....................................................   $  37,105    $  41,895    $  40,933
                                                                            =========    =========    =========







     The accompanying notes are an integral part of these combined financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                            COMBINED BALANCE SHEETS
                                (IN THOUSANDS)


                                             ASSETS
                                                                    December 31,   December 31,
                                                                       1996           1995
                                                                    -----------    -----------
Current Assets:
    Cash and cash equivalents ...................................   $   58,792     $   77,715
    Accounts receivable, net ....................................       79,888         77,912
    Intercompany receivable, net ................................       81,579           --
    Prepaid expenses ............................................       12,846         12,455
    Inventories .................................................       12,430          9,879
                                                                    -----------    -----------
       Total current assets .....................................      245,535        177,961
                                                                    -----------    -----------

Property And Equipment, Net .....................................      816,578        874,731
                                                                    -----------    -----------

Other Assets:
    Due from parent .............................................         --            1,509
    Deposits ....................................................       15,234         16,281
    Other assets, net ...........................................       36,835         52,580
                                                                    -----------    -----------
       Total other assets .......................................       52,069         70,370
                                                                    -----------    -----------
                                                                    $1,114,182     $1,123,062
                                                                    ===========    ===========

                              LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable ............................................   $   30,658     $   17,903
    Accrued liabilities .........................................      105,028         78,520
    Taxes payable to parent .....................................       38,604         13,460
    Intercompany payables, net ..................................         --            6,583
    Current obligation, capital leases ..........................        2,701          2,162
    Accrued interest on long term debt ..........................         --            9,368
                                                                    -----------    -----------
       Total current liabilities ................................      176,991        127,996
                                                                    -----------    -----------

Deferred Revenue ................................................        6,713          8,568
Deferred Income Taxes ...........................................           97          6,171
Long Term Obligation, Capital Leases ............................        7,701         10,412
Long Term Debt ..................................................         --          473,000
                                                                    -----------    -----------
     Total long term liabilities ................................       14,511        498,151
                                                                    -----------    -----------

Commitments and Contingencies ...................................         --             --
Stockholder's Equity:
  MGM  Finance Corp. Common Stock, (no par value,
   1,000 shares authorized;  100 shares issued) .................         --             --
  MGM Grand Hotel  Common Stock, ($1.00 value,
   1,000 shares authorized;  100 shares issued) .................         --             --
  Capital in excess of par value ................................      846,477        455,246
  Retained earnings .............................................       76,203         41,669
                                                                    -----------    -----------
     Total stockholder's equity .................................      922,680        496,915
                                                                    -----------    -----------
                                                                    $1,114,182     $1,123,062
                                                                    ===========    ===========

 The accompanying notes are an integral part of these combined financial statements.

                                                    MGM GRAND HOTEL FINANCE CORP.
                                                        MGM GRAND HOTEL, INC.
                                                  COMBINED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

                                                                                                      FOR THE YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                             ------------------------------------
                                                                                                1996         1995         1994
                                                                                             ----------   ----------   ----------
Cash Flows from Operating Activities:
  Net income .............................................................................   $  37,105    $  41,895    $  40,933
   Adjustments to reconcile net income  to
   net cash from operating activities:
      Master Plan  asset disposition .....................................................      49,401            -            -
      Loss on defeasance of debt .........................................................      48,521            -            -
      Depreciation and amortization ......................................................      57,254       54,570       44,346
      Amortization of debt offering costs ................................................       1,292        3,249        2,831
      Provision for doubtful accounts and discounts ......................................      38,556       57,683       44,181
      Change in assets and liabilities:
           Accounts receivable ...........................................................     (40,533)     (41,732)     (95,407)
           Prepaid expenses ..............................................................        (391)         590       (2,130)
           Inventories ...................................................................      (3,327)      (1,284)      (5,603)
           Accounts payable, accrued liabilities, and other ..............................      36,436       (8,074)      39,675
           Intercompany (receivable)/payable .............................................     (88,162)       4,273        1,503
           Taxes payable to parent .......................................................      25,144        2,528       10,932
           Deferred revenue ..............................................................      (1,855)          63       (2,279)
           Deferred income taxes .........................................................      (6,074)      (7,529)      11,109
                                                                                             ----------   ----------   ----------
        Net cash from operating activities ...............................................     153,367      106,232       90,091
                                                                                             ----------   ----------   ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment ....................................................     (39,370)     (30,630)     (62,829)
  Disposition of property and equipment ..................................................         240          181          270
  Production Show Costs ..................................................................      (2,514)        --           --
  Change in construction payables ........................................................         (20)      (3,126)     (92,741)
  Deposits and other assets ..............................................................       1,374      (24,363)     (28,291)
                                                                                             ----------   ----------   ----------
        Net cash from investing activities ...............................................     (40,290)     (57,938)    (183,591)
                                                                                             ----------   ----------   ----------

Cash Flows from Financing Activities:
  Borrowings under bank line of credit ...................................................           -       15,000            -
  Repayments of bank line of credit ......................................................           -      (15,000)           -
  Investments from MGM Grand, Inc. .......................................................     391,231            -            -
  Defeasance of First Mortgage Notes .....................................................    (523,231)           -            -
                                                                                             ----------   ----------   ----------
         Net cash from financing activities ...............................................   (132,000)           -            -
                                                                                             ----------   ----------   ----------

Net Increase ( Decrease) in Cash and Cash Equivalents ....................................     (18,923)      48,294      (93,500)
Cash and Cash Equivalents at Beginning of Year ...........................................      77,715       29,421      122,921
                                                                                             ----------   ----------   ----------
Cash and Cash Equivalents at End of Year .................................................   $  58,792    $  77,715    $  29,421
                                                                                             ==========   ==========   ==========

Supplemental disclosures of non-cash investing and financing transactions:
        Property and equipment acquired with capital leases ..............................   $       -    $       -    $     806
                                                                                             ==========   ==========   ==========

        Debt offering costs capitalized to property and equipment ........................   $       -    $       -    $   1,028
                                                                                             ==========   ==========   ==========

                        The accompanying notes are an integral part of these combined financial statements.

                                            MGM GRAND HOTEL FINANCE CORP.
                                                MGM GRAND HOTEL, INC.
                                     COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                   (IN THOUSANDS)

                                 FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 and 1994

                                                     MGM FINANCE
                                                       AND MGM        CAPITAL IN       RETAINED           TOTAL
                                                     GRAND HOTEL      EXCESS OF        EARNINGS       STOCKHOLDER'S
                                                     COMMON STOCK     PAR VALUE       (DEFICIT)          EQUITY
                                                     -------------   ------------    ------------     -------------

Balance at December 31, 1993 .....................     $        -      $ 455,246       $ (41,159)        $ 414,087
          Net Income .............................              -              -          40,933            40,933
                                                     -------------   ------------    ------------     -------------
Balance at December 31, 1994 .....................              -        455,246            (226)          455,020
          Net Income .............................              -              -          41,895            41,895
                                                     -------------   ------------    ------------     -------------
Balance at December 31, 1995 .....................              -        455,246          41,669           496,915
          Net Income .............................              -              -          37,105            37,105
          Capital Contribution from MGM Grand Inc.              -        391,231               -           391,231
          Other...................................              -              -          (2,571)           (2,571)
                                                     -------------   ------------    ------------     -------------
Balance at December 31, 1996 .....................     $               $ 846,477       $  76,203         $ 922,680
                                                     =============   ============    ============     =============


                 The accompanying notes are an integral part of these combined financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

     MGM Grand Hotel, Inc. is a Nevada corporation incorporated on December 21, 1989, and capitalized on February 16, 1990, for the purposes of acquiring real property, and building and operating a large scale hotel/casino and entertainment complex, on approximately 113 acres of land fronting both the Las Vegas Strip and Tropicana Avenue. The Theme Park is operated by MGM Grand Movieworld, Inc., a wholly owned subsidiary of MGM Grand Hotel, Inc., incorporated on June 25, 1990. MGM Grand Hotel , Inc. is a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), a Delaware corporation. MGM Grand Hotel Inc. commenced operations December 18, 1993.

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand was incorporated in Nevada on October 4, 1991, with the intention that it function solely as a financing corporation to issue debt securities and to obtain loan commitments from one or more banks and enter into a bank loan in connection therewith. The proceeds of financings were loaned to MGM Grand Hotel, Inc., pursuant to a disbursement agreement. MGM Finance has no other business operations. See Note 7 regarding defeasance of MGM Finance First Mortgage Notes.

     These combined financial statements include the accounts of the MGM Grand Hotel, Inc., and its subsidiaries and MGM Finance (collectively the "Combined Companies").

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Management's Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Cash and Cash Equivalents

     Cash and cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with original maturities of 90 days or less. Such investments are carried at cost, which approximates market value.

     (c)  Receivables

     Receivables are due within one year and are recorded net of amounts estimated to be uncollectible.

     (d)  Inventories

     Inventories are stated at the lower of cost, which is determined generally by the FIFO method, or market.

     (e)  Property and Equipment

     Property and equipment are stated at cost. All costs related to MGM Grand Las Vegas, including developing and financing costs, were capitalized to the project during the period the

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

     (e) Property and Equipment (continued)

complex was under construction. Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings..................................................    15 to 40 years
Furniture, fixtures and equipment..........................    3 to 7 years
Land improvements..........................................    15 years
Leasehold improvements.....................................    5 to 20 years


     (f)  Other Assets

     The estimated cost of normal hotel operating quantities (base-stock) of china, silverware, glassware, and utensils is recorded as an asset and is not depreciated. Costs of base-stock replacements are expensed as incurred. Organizational costs are amortized on a straight-line basis over 60 months.

     (g)  Revenue Recognition

     Casino revenues are recorded as gaming wins less losses.

     (h)  Promotional Allowances

     The retail value of accommodations, food, beverage and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of these promotional allowances was $54,964,000 for the period ended December 31, 1996, $55,637,000 for the period ended December 31, 1995 and $51,622,000 for the period ended December 31, 1994. The estimated cost of providing such promotional allowances was included in casino expenses as follows:

                                     1996       1995       1994
                                   --------   --------   --------
                                           (IN THOUSANDS)
            Rooms...............   $  9,091   $  8,512   $  7,809
            Food and beverage...     21,809     23,588     24,115
            Other...............      2,457      3,804      5,176
                                   --------   --------   --------
                                   $ 33,357   $ 35,904   $ 37,100
                                   --------   --------   --------

     (i)  Capitalized Interest

     MGM Grand Las Vegas capitalizes interest costs associated with debt incurred in connection with major construction projects. MGM Grand Las Vegas capitalizes interest on amounts expended on the project at the MGM Grand Las Vegas' weighted average cost of borrowed funds (see Note 7), and based upon the weighted average amount of the MGM Grand Las Vegas' outstanding borrowings. Capitalization of interest ceases when the project is substantially completed.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


     (j)  Reclassifications

     Certain reclassifications have been made to conform the prior years with the current year presentation. These reclassifications had no effect on net income.

NOTE 3.   STATEMENT OF CASH FLOWS

     The following supplemental disclosures are provided for the combined statements of cash flows.


                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1996          1995          1994
                                                ---------      ---------     ---------
                                                            (IN THOUSANDS)
Cash payments for:
  Interest, Net of Amounts Capitalized. . . .   $  39,043      $  53,501     $  59,094
                                                =========      =========     =========


NOTE 4.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:


                                                                       AT DECEMBER 31,
                                                           --------------------------------------
                                                                 1996                  1995
                                                           ------------------   -----------------
                                                                        (IN THOUSANDS)
Casino..............................................       $          102,408   $          98,878
Hotel...............................................                   11,780              11,257
Other...............................................                    1,022                 850
                                                           ------------------   -----------------
                                                                      115,210             110,985
Less: Allowance for doubtful accounts and discounts                   (35,322)            (33,073)
                                                           ------------------   -----------------
                                                           $           79,888   $          77,912
                                                           ==================   =================

NOTE 5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                                                       AT DECEMBER 31,
                                                           --------------------------------------
                                                                 1996                  1995
                                                           ------------------   -----------------
                                                                        (IN THOUSANDS)
Land................................................       $           93,232   $          90,567
Building and improvements...........................                  615,364             658,144
Equipment, furniture and fixtures...................                  206,613             198,907
Construction in progress............................                   21,070               1,822
Property under capital lease obligations............                   17,793              17,793
                                                           ------------------   -----------------
                                                                      954,072             967,233
Less: Accumulated depreciation......................                 (137,494)            (92,502)
                                                           ------------------   -----------------
                                                           $          816,578   $         874,731
                                                           ==================   =================

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:


                                                                       AT DECEMBER 31,
                                                           --------------------------------------
                                                                 1996                  1995
                                                           ------------------   -----------------
                                                                        (IN THOUSANDS)
Accrued Salaries and Related........................       $           33,066   $          27,808
Casino Front Money..................................                   24,796              21,279
Casino Chip Liability...............................                   15,524               5,803
Advance Deposits....................................                    4,330               5,113
Accrued Gaming Taxes................................                    1,599               3,986
Other...............................................                   25,713              14,531
                                                           ------------------   -----------------
                                                           $          105,028   $          78,520
                                                           ==================   =================

NOTE 7.   LONG TERM DEBT

     Long term debt consisted of the following:


                                                                       AT DECEMBER 31,
                                                           --------------------------------------
                                                                 1996                  1995
                                                           ------------------   -----------------
                                                                        (IN THOUSANDS)
11 3/4% First Mortgage Notes due May 1, 1999........       $       -            $         220,000
12% First Mortgage Notes due May 1, 2002............               -                      253,000
                                                           ------------------   -----------------
                                                           $       -            $         473,000
                                                           ==================   =================

     On July 3, 1996, MGM Grand deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and will be used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, the call as of such date of the 12% FMN's at 105.333% of the outstanding principal, and related expenses. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. and MGM Grand Hotel Finance Corp. were released and accordingly, the defeasance was finalized. The early extinguishment of the FMN's resulted in an extraordinary loss of approximately $30,811,000, net of income tax benefits of $17,710,000. The First Mortgage Notes Indenture contained various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, dividends, stock repurchases, dispositions of assets, mergers and similar transactions. At December 31, 1995, MGM Grand Hotel, Inc. was limited to dividend payments of approximately $51,000,000 to MGM Grand under the indenture.

     The total interest incurred during 1996, 1995 and 1994 was $31,059,000, $61,338,000 and $61,927,000 respectively, of which $2,233,000 and $4,317,000 was capitalized in 1996 and 1995 respectively. No interest was capitalized in 1994.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7.   LONG TERM DEBT (CONTINUED)

     MGM Grand Las Vegas had a $60,000,000 bank credit line which terminated on October 29, 1996. During 1995, MGM Grand Las Vegas borrowed and repaid $15,000,000, and as of December 31, 1995, no amounts were outstanding under the facility.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     MGM Grand Las Vegas leases building and equipment under various capital and operating lease agreements which expire through the year 2027. The leases generally provide that MGM Grand Las Vegas pay the taxes, insurance, and maintenance expense related to leased assets.

     At December 31, 1996, MGM Grand Hotel, Inc. is obligated to make future minimum lease payments as follows:


                                                               OPERATING              CAPITAL
YEAR ENDING DECEMBER 31,                                        LEASES                LEASES
------------------------                                   ------------------   -----------------
                                                                        (IN THOUSANDS)
1997................................................       $            3,151   $           3,458
1998................................................                    4,559               3,873
1999................................................                      604               2,120
2000................................................                      506               2,764
2001................................................                      416                 -
Thereafter..........................................                   15,793                 -
                                                           ------------------   -----------------
     Total Minimum Lease Payment....................       $           25,029              12,215
                                                           ==================
Amount Representing Interest........................                                       (1,813)
                                                                                -----------------
                                                                                           10,402
Less: Amount due within one year....................                                       (2,701)
                                                                                -----------------
Amount Due After One Year...........................                            $           7,701
                                                                                =================

Rental expense on the above noted non-cancelable operating leases was $3,687,000, $3,552,000 and $12,225,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

NOTE 9.   EMPLOYEE PENSION AND SAVINGS PLANS

     Participation in the MGM Grand Hotel, Inc. 401(k) savings plan is available for all full time employees not a part of a bargaining unit. The savings plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. MGM Grand Hotel, Inc. matches 25% of employee contributions up to a maximum of 1% of participating employee's eligible gross wages. Additionally, MGM Grand Hotel, Inc. makes contributions to the employees' savings plan based on length of service, which vest over a five year period. For the years ended December 31, 1996 and 1995, MGM Grand Hotel, Inc. contributions under this arrangement were $3,060,000, and $3,189,000, respectively.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.   EMPLOYEE PENSION AND SAVINGS PLANS (CONTINUED)

     Effective November 1994, MGM Grand and MGM Grand Hotel adopted a Nonqualified Deferred Retirement Plan for certain key employees not a part of a collective bargaining unit. The Nonqualified Deferred Retirement Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the Hotel Savings Plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

NOTE 10.  MASTER PLAN ASSET DISPOSITION

     During September 1996, MGM Grand determined to write-off various assets with a net book value of $49,401,000 as a result of the MGM Grand Las Vegas Master Plan, associated with the transformation of the facility into "The City of Entertainment." The affected areas include approximately $39,564,000 of costs in MGM Grand Adventures Theme Park to prepare for construction of additional entertainment/retail facilities and a convention center, approximately $8,580,000 related to the removal of the lion entrance, and approximately $1,257,000 representing the cost of certain food court and midway/arcade areas which have been converted in Studio Walk.

NOTE 11.  COMPANY RESTRUCTURING PLAN

     On August 1, 1995, MGM Grand announced details of a comprehensive restructuring plan designed to reduce costs and improve efficiency of operations at MGM Grand Las Vegas. This restructuring resulted in a one-time charge against earnings in the third quarter of 1995 totaling $5,942,000, primarily related to employee severance payments.

NOTE 12.  INCOME TAXES

     The Combined Companies account for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that a realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 1996 the Combined Companies believe that it is more likely than not that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, the valuation allowance of $4,486,000 at December 31, 1995, was completely reversed during 1996.

                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12. INCOME TAXES (CONTINUED)

     The Combined Companies are included in the consolidated MGM Grand federal tax return. Federal income taxes are provided and become payable on a separate return basis in accordance with an intercompany tax sharing agreement. Net operating losses are allocated to the Combined Companies in the year the loss is utilized in the MGM Grand consolidated federal return. The Combined Companies' provision does not purport to be a proportionate share of the consolidated tax.

     The provision (benefit) for income taxes on income from continuing operations before extraordinary item for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1996          1995           1994
                                                           ---------     ----------     ---------
                                                                        (IN THOUSANDS)
Current federal.....................................       $  27,806     $    7,528     $  10,932
Deferred federal....................................           8,994         (7,528)       11,109
                                                           ---------     ----------     ---------
                                                           $  36,800     $     -        $  22,041
                                                           =========     ==========     =========

     Reconciliation of the Federal income tax rate and the Combined Companies' effective tax rate is as follows:

                                                              1996          1995           1994
                                                           ---------     ----------     ---------
Federal income tax rate.............................            35.0%          35.0%         35.0%
Permanent and other.................................             4.1            -             -
Change in valuation allowance.......................            (4.0)         (35.0)          -
                                                           ---------     ----------     ---------
Effective tax rate..................................            35.1%           -  %         35.0%
                                                           =========     ==========     =========


                         MGM GRAND HOTEL FINANCE CORP.
                             MGM GRAND HOTEL, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12.  INCOME TAXES (CONTINUED)

     As of December 31, 1996, the major tax effected components of the Combined Companies' net deferred tax liability is as follows (in thousands):


                                                                 1996                  1995
                                                           ------------------   -----------------
Deferred Tax Asset
   Net operating loss carryforward..................       $             -      $          17,353
   Bad debt reserve.................................                    8,656               7,989
   Hotel preopening expenses........................                    5,822               8,860
   Accruals, reserves and other.....................                    1,059               2,597
   Tax credit carryforward..........................                   29,590              21,850
   Master Plan asset disposition....................                   16,639                -
   Defeasance of First Mortgage Notes...............                   11,278                -
                                                           ------------------   -----------------
                                                                       73,044              58,649
   Less: Valuation allowance........................                     -                 (4,486)
                                                           ------------------   -----------------
   Total deferred tax asset.........................                   73,044              54,163

Deferred Tax Liability
   Depreciation and amortization....................                  (73,141)            (60,334)
                                                           ------------------   -----------------
   Total deferred tax liability.....................                  (73,141)            (60,334)
Net Deferred Tax Liability..........................       $              (97)             (6,171)
                                                           ==================   =================

     MGM Grand Las Vegas has an alternative minimum tax credit carryfoward of $21,469,000 which does not expire, and General Business credit carryfoward of $8,121,000 which expires in different periods through 2010.

NOTE 13.  TRANSACTIONS WITH MGM GRAND AND ITS SUBSIDIARIES

     The Combined Companies participated in several transactions with MGM Grand and its subsidiaries during the periods presented in the accompanying combined financial statements.

     On December 27, 1994, MGM Grand Hotel purchased Grand Laundry, Inc. from MGM Grand for $9,800,000. Grand Laundry, Inc. provides MGM Grand Hotel with laundry services.

     MGM Grand provided the MGM Grand Hotel with certain administrative and project management services. Pursuant to a management agreement, such services are provided commencing October 1991, at annual fees of $6,000,000 during the construction period. Thereafter, the annual fee is equal to one percent (1%) of the Combined Companies' gross operating revenues before promotional allowances plus four percent (4%) of its operating income. For 1996, $15,575,000 was incurred and paid to MGM Grand, Inc., in 1995 $15,782,000 was incurred with $4,643,000 actually paid during 1995 and the balance paid in 1996 to MGM Grand, Inc., and in 1994 $13,350,000 was expended and paid to MGM Grand, Inc. under this arrangement.

     The capital in excess of par value in the accompanying combined balance sheets represents capital contributions to MGM Grand Hotel for the property and equipment purchases, including design, procurement and pre-construction costs, capitalized interest and working capital.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of MGM Grand Hotel Finance Corp.:

     We have audited the accompanying balance sheets of MGM Grand Hotel Finance Corp. (a Nevada corporation and wholly-owned subsidiary of MGM Grand, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of MGM Grand Hotel Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGM Grand Hotel Finance Corp. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 30, 1997

                          MGM GRAND HOTEL FINANCE CORP.
                           STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                 ---------------------------------------
                                                   1996           1995           1994
                                                 ---------      ---------      ---------

Intercompany interest income .................   $ 27,701       $ 55,946       $ 59,182
Intercompany charge to MGM Grand Hotel -
 capitalized interest and facility expenses        (1,597)             -        (59,165)
Interest expense .............................    (26,104)      (55,943)            (17)
Other expenses, net ..........................          -            (3)              -
                                                 ---------      ---------      ---------
  Income (Loss) before provision for
  income taxes and extraordinary item ........          -              -              -
Provision for income taxes ...................          -              -              -
                                                 ---------      ---------      ---------

  Income (Loss) Before Extraordinary Item ....          -              -              -
                                                 ---------      ---------      ---------

EXTRAORDINARY ITEM:
Loss on defeasance of debt, net of
income tax benefit of $17,710 ...............     (30,811)             -              -
                                                 ---------      ---------      ---------
  Net Loss                                       $(30,811)             -              -
                                                 =========      =========      =========


                   The accompanying notes are an integral part
                        of these financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                     ASSETS

                                           December 31,   December 31,
                                               1996           1995
                                           ------------   ------------
Current Assets:
  Cash and cash equivalents ............    $        -     $        -
                                           ------------   ------------
     Total current assets ..............             -              -
                                           ------------   ------------

Other Assets:
  Debt offering costs, net .............             -          9,274
  Intercompany receivable from MGM Grand
   Hotel - note ........................             -        394,604
  Intercompany receivable from MGM Grand
   Hotel - note interest ...............             -         21,805
  Intercompany receivable from MGM Grand
   Hotel - other .......................             -          9,358
  Deferred tax asset ...................        11,278              -
  Intercompany receivable from MGM Grand
   Hotel - capitalized interest and
   facility expenses ...................             -         53,855
                                           ------------   ------------
     Total other assets ................        11,278        488,896
                                           ------------   ------------
                                            $   11,278     $  488,896
                                           ============   ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued interest payable ............     $        -     $     9,368
  Note payable ........................              -               -
                                           ------------   -------------
     Total current liabilities ........              -           9,368
                                           ------------   -------------

Long Term Debt ........................              -         473,000
                                           ------------   -------------

Stockholder's Equity:
  Common stock, no par value: 1,000
   shares authorized; 100 shares issued              -               -
  Capital in excess of par value ......         42,089           6,528
  Retained deficit ....................        (30,811)              -
                                           ------------   -------------
     Total stockholder's equity .......         11,278           6,528
                                           ------------   -------------
                                            $   11,278     $   488,896
                                           ============   =============


                 The accompanying notes are an integral part of
                          these financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                                For the Year Ended
                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                         1996         1995         1995
                                                                                       ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net Loss .........................................................................   $ (30,811)   $       -    $       -
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Amortization of debt offering costs ..........................................       1,378        2,629        2,606
      Loss on defeasance of First Mortgage Notes ...................................      48,521            -            -
      Change in assets and liabilities:
          Intercompany receivable - note
            interest ...............................................................           -           61        3,946
          Accrued interest payable .................................................      (9,036)         (61)         122
          Deferred tax asset .......................................................     (11,278)           -            -
Intercompany Receivables - Other ...................................................           -       (2,629)      (6,729)
                                                                                       ---------    ---------    ---------
            Net cash from operating activities .....................................      (1,226)           -          (55)
                                                                                       ---------    ---------    ---------

Cash Flows from Investing Activities: ..............................................           -            -            -

Cash Flows from Financing Activities:
  Capital contributions by parent ..................................................           -            -           50
  Intercompany Receivable - Other ..................................................      72,487            -            -
  Intercompany Receivable - Note Interest ..........................................      21,805            -            -
  Intercompany Receivable - Note ...................................................     394,604            -            -
  Investment from MGM Grand Inc. ...................................................      35,561            -            -
  Defeasance of First Mortgage Notes ...............................................    (523,231)           -            -
                                                                                       ---------    ---------    ---------
            Net cash from financing activities .....................................       1,226            -           50
                                                                                       ---------    ---------    ---------

Net Decrease in Cash and Cash
  Equivalents ......................................................................           -            -           (5)
Cash and Cash Equivalents at Beginning of
  Year..............................................................................           -            -            5
                                                                                       ---------    ---------    ---------
Cash and Cash Equivalents at End of Year............................................   $       -    $       -    $      --
                                                                                       =========    =========    =========


                   The accompanying notes are an integral part
                        of these financial statements.

                                             MGM GRAND HOTEL FINANCE CORP.
                                          STATEMENTS OF STOCKHOLDER'S EQUITY
                                                     (IN THOUSANDS)

                                  FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 and 1994

                                                      MGM FINANCE
                                                          AND          CAPITAL IN        RETAINED            TOTAL
                                                    MGM GRAND HOTEL     EXCESS OF        EARNINGS        STOCKHOLDER'S
                                                     COMMON STOCK       PAR VALUE        (DEFICIT)          EQUITY
                                                     -------------    -------------    -------------     -------------
Balance at December 31, 1993 .....................     $       -        $   6,478        $       -         $   6,478
          Net Income .............................             -                -                -                 -
          Capital Contribution from MGM Grand,
           Inc. ..................................             -               50                -                50
                                                     -------------    -------------    -------------     -------------
Balance at December 31, 1994 .....................             -            6,528                -             6,528
          Net Income .............................             -                -                -                 -
                                                     -------------    -------------    -------------     -------------
Balance at December 31, 1995 .....................             -            6,528                -             6,528
          Net Loss ...............................             -                -          (30,811)          (30,811)
          Capital Contribution from MGM Grand,
           Inc. ..................................             -           41,993                -            41,993
                                                     =============    =============    =============     =============
Balance at December 31, 1996 .....................     $       -        $  48,521        $ (30,811)        $  17,710
                                                     =============    =============    =============     =============

                            The accompanying notes are an integral part of these financial statements.

                         MGM GRAND HOTEL FINANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION

     MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of MGM Grand, Inc. ("MGM Grand"), was incorporated in Nevada on October 4, 1991, with the intention that it function solely as a financing corporation to issue debt securities and to obtain loan commitments from one or more banks and enter into a bank loan in connection therewith. The proceeds of financings are loaned to MGM Grand Hotel, Inc., ("MGM Grand Hotel") a wholly-owned subsidiary of MGM Grand, pursuant to a disbursement agreement. The MGM Grand Hotel is an integrated hotel/casino and entertainment complex on approximately 113 acres of prime real estate (owned by MGM Grand Hotel) in Las Vegas, Nevada. MGM Finance has no other business operations.

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Management's Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Cash and Cash Equivalents

     Cash and cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with original maturities of 90 days or less. Such investments are carried at cost, which approximates market value.

     (c)  Other Assets

     Direct costs related to the debt offering and bank financing were being amortized over the debt repayment periods until the defeasance of the First Mortgage Notes (see Note 4), at which time such remaining costs were recognized in the extraordinary loss.

     (d) Intercompany Receivable From MGM Grand Hotel - Capitalized Interest and Facility

Expenses

     The receivable from MGM Grand Hotel - capitalized interest, represents intercompany charges by MGM Finance to MGM Grand Hotel equivalent to interest costs capitalized with respect to development and construction costs of MGM Grand Hotel. The intercompany charge to MGM Grand Hotel - capitalized interest, included in the Statements of Operations, represents intercompany charges equal to the interest costs capitalized for the periods presented.

     The receivable from MGM Grand Hotel - facility expenses, represents intercompany charges by MGM Finance to MGM Grand Hotel equivalent to the excess of both interest expense (net of amounts capitalized) and general and administrative expense over interest income.

                         MGM GRAND HOTEL FINANCE CORP.
                  NOTES TO FINANCIAL STATEMENTS -  (CONTINUED)

NOTE 3.   CAPITALIZATION

     In October, 1991, MGM Grand paid $1,000 for 100 shares of MGM Finance common stock. In December, 1991, MGM Grand contributed debt offering costs incurred of $568,575 along with organizational costs of incurred of $897 to the equity of MGM Finance. During 1992, MGM Grand contributed debt offering costs of $4,606,000 to the equity of MGM Finance.

NOTE 4.   LONG TERM DEBT


                                                                   AT DECEMBER 31,
                                                        --------------------------------------
                                                             1996                    1995
                                                        ---------------         --------------
                                                                    (IN THOUSANDS)
    11 3/4% First Mortgage Notes due May 1, 1999.....   $             -         $      220,000
    12% First Mortgage Notes due May 1, 2002.........                 -                253,000
                                                        ---------------         --------------
                                                        $             -         $      473,000
                                                        ===============         ==============

     On July 3, 1996, MGM Grand deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and will be used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, the call as of such date of the 12% FMN's at 105.333% of the outstanding principal, and related expenses. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. and MGM Grand Hotel Finance Corp. were released and accordingly, the defeasance was finalized. The early extinguishment of the FMN's resulted in an extraordinary loss of approximately $30,811,000, net of tax benefits.

     MGM Grand Las Vegas had a $60,000,000 bank credit line which terminated on October 29, 1996. During 1995, MGM Grand Las Vegas borrowed and repaid $15,000,000.

NOTE 5.   STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided for the statements of cash flows:

                                                  FOR THE         FOR THE        FOR THE
                                                YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                   1996             1995           1994
                                                ------------    ------------   ------------
                                                               (IN THOUSANDS)
Cash payments for:
  Interest, Net of Amounts Capitalized. . . .   $     38,085    $     56,210   $     56,210
                                                ============    ============   ============

                         MGM GRAND HOTEL FINANCE CORP.
                  NOTES TO FINANCIAL STATEMENTS -  (CONTINUED)

NOTE 6.   INCOME TAXES

     MGM Finance accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. MGM Finance believes that it is more likely than not that its deferred tax asset is fully realizable because of the future reversal of existing temporary differences.

     MGM Finance is included in the consolidated MGM Grand federal income tax return. Federal income taxes are provided and become payable on a separate return basis in accordance with an intercompany tax sharing agreement. Net operating losses are allocated to MGM Finance in the year the loss is utilized in the MGM Grand consolidated federal tax return. The MGM Finance provision does not purport to be a proportionate share of the consolidated tax.

     There was no provision (benefit) for income taxes on income before extraordinary item for the years ended December 31, 1996, 1995 and 1994.

     As of December 31, 1996, the major tax effected component of the MGM Finance net deferred tax asset is the loss on defeasance of First Mortgage Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     These items are omitted in accordance with General Instruction (J) to Form 10-K.

                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) The financial statements on pages 13 through 25, and 26 through 33 and the schedule listed below are filed as part of the Form 10-K.


       SCHEDULE                                                                  PAGE
       --------                                                                  ----
       Schedule II    - Valuation and Qualifying Accounts......................   37

     All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements of the notes thereto.

     (b)  No Form 8-K was filed.

     (c)  Exhibits

     The exhibits listed in the accompanying Exhibit Index on page 38 through 39 are filed as part of this Form 10-K.

                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                MGM GRAND HOTEL FINANCE CORP.


       Date: March 27, 1997     By:  /s/       Daniel M. Wade
                                     -------------------------------------------
                                               Daniel M. Wade
                                     President and Chief Operating Officer
                                        (Principal Executive Officer)

                                MGM GRAND HOTEL FINANCE CORP.


       Date: March 27, 1997         By:  /s/        Daniel H. Scott
                                    --------------------------------------------
                                                    Daniel H. Scott
                                       Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                   TITLE                 DATE
     ---------                   -----                 ----

/s/ J. Terrence Lanni            Director              3/27/97
----------------------
    J. Terrence Lanni


/s/ Alex Yemenidjian             Director              3/27/97
----------------------
    Alex Yemenidjian

/s/ Daniel M. Wade               Director              3/27/97
----------------------
    Daniel M. Wade


/s/ Daniel H. Scott              Director              3/27/97
----------------------
    Daniel H. Scott

                         INDEX TO FINANCIAL STATEMENTS
                                 (ITEM 14(a))

                                                                        FORM
                                                                        10-K
                                                                        PAGE
                                                                        ----

Report of Independent Public Accountants - Combined Statements          13

Combined Statements of Operations - For the years ended
     December 31, 1996, 1995, and 1994                                  14

Combined Balance Sheets as of December 31, 1996 and 1995                15

Combined Statements of Cash Flows - For the Years ended                 16
     December 31, 1996, 1995, and 1994

Combined Statements of Stockholders' Equity - For the years
     ended December 31, 1996, 1995, and 1994                            17

Notes to Combined Financial Statements                                  18-25

Report of Independent Public Accountants - MGM Grand Hotel
     Finance Corp.                                                      26

MGM Finance Statements of Operations, For the years ended
     December 31, 1996, 1995, and 1994                                  27

MGM Finance Balance Sheets as of December 31, 1996 and 1995             28

MGM Finance Statements of Cash Flows - For the years ended
     December 31, 1996, 1995, and 1994                                  29

MGM Finance Statements of Stockholder's Equity - For the years
     ended December 31, 1996, 1995, and 1994                            30

Notes to Financial Statements                                           31-33

Schedule II - Valuation and Qualifying Accounts                         37

All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information in included in the financial statements or the notes thereto.

                                     MGM GRAND HOTEL FINANCE CORP.
                                          MGM GRAND HOTEL, INC.
                            SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                            (IN THOUSANDS)

                                                           ADDITIONS
                                                            CHARGED                         BALANCE
                                          BALANCE AT       TO COST          AMOUNTS         AT END
                                          BEGINNING          AND            WRITTEN           OF
            DESCRIPTION                   OF PERIOD       EXPENSES            OFF           PERIOD
            -----------                 -------------   -------------   -------------   -------------
FOR YEAR ENDED DECEMBER 31, 1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS          $    33,072     $    38,556     $    36,306     $    35,322
                                        =============   =============   =============   =============

FOR YEAR ENDED DECEMBER 31, 1995
ALLOWANCE FOR DOUBTFUL ACCOUNTS          $    17,524     $    57,683     $    42,135     $    33,072
                                        =============   =============   =============   =============

FOR THE YEAR ENDED DECEMBER 31, 1994
ALLOWANCE FOR DOUBTFUL ACCOUNTS          $     3,855     $    44,181     $    30,512     $    17,524
                                        =============   =============   =============   =============

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
3(1)        Certificate of Incorporation of MGM Finance, as amended
            (incorporated by reference to Exhibit 3(1) to Registration Statement
            No. 33-3305).

3(2) Bylaws of MGM Finance, as amended (incorporated by reference to Exhibit 3(2) to Registration Statement No. 33-30337).

4           Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
            Corp. ("MGM Finance"), as issuer, MGM Grand, Inc., as guarantor, MGM
            Grand Hotel, Inc., as obligor with respect to certain covenants, and U.S. Trust Co. of California, N.A., a national banking corporation validly organized and existing under the laws of the United States, as Trustee (the "Trustee"), relating to First Mortgage Notes, including forms of First Mortgage Notes (incorporated by reference to Exhibit (A)(IV) of the MGM Finance's Quarterly Report on Form
            10-Q for the quarterly period ended March 31, 1992).

4(1)        Irrevocable Security Agreement of MGM Grand, Inc. Regarding
            Defeasance and Redemption, together with Certificate of Defeasance.

4(2)        Irrevocable Security Agreement of MGM Grand Hotel Finance Corp.
            Regarding Defeasance and Redemption, together with Certificate of Defeasance.

4(3)        Certificate of Defeasance dated as of October 29, 1996.

21          List of Subsidiaries. (Omitted pursuant to instruction (J) to Form
            10K)

27          Financial Data Schedule